Form 10-Q
period 1996-03-31
GEON CO
filed 1996-05-10
CIK 897547

================================================================================
- - --------------------------------------------------------------------------------
                                    FORM 10-Q

                         -----------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1996.               COMMISSION FILE NUMBER   1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                      34-1730488
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)



One Geon Center, Avon Lake, Ohio                                   44012
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (216) 930-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

As of March 31, 1996 there were 24,780,797 shares of common stock outstanding. There is only one class of common stock.

- - --------------------------------------------------------------------------------
================================================================================

                        THE GEON COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------
Sales                                                 $   245.7   $   336.2
Operating costs and expenses:
    Cost of sales                                         239.8       284.1
    Selling and administrative expenses                    12.4        12.9
                                                      ---------   ---------
Operating income (loss)                                    (6.5)       39.2
Interest expense                                           (2.9)       (1.7)
Interest income                                              .7          .4
Other expense, net                                          (.2)       (2.1)
                                                      ---------   ---------

Income (loss) before income taxes                          (8.9)       35.8
Income tax benefit (expense)                                3.3       (14.4)
                                                      ---------   ---------

Net income (loss)                                     $    (5.6)  $    21.4
                                                      =========   =========

Earnings per share:
    Net income (loss)                                 $    (.22)  $     .80
                                                      =========   =========

Number of shares used to compute earnings per share        25.2        26.9

Dividends paid per common share:                      $    .125   $    .125



                                Page 2 of 9 Pages

                        THE GEON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             March 31,       December 31,
                               ASSETS                          1996             1995
                                                            ----------       ----------
Current assets:
Cash and cash equivalents                                   $     54.1       $     61.1
Accounts receivable, less allowance for doubtful
  receivables ($2.2 in 1996 and $2.1 in 1995)                    115.4            102.3
Inventories:
  Finished products and in-process                                85.4             94.4
  Raw materials and supplies                                      33.4             27.4
                                                            ----------       ----------
                                                                 118.8            121.8
  LIFO reserve                                                   (27.7)           (29.6)
                                                            ----------       ----------
                                                                  91.1             92.2
Deferred income taxes                                             14.0             14.0
Prepaid expenses                                                  16.2             13.4
                                                            ----------       ----------
   Total current assets                                          290.8            283.0
Property:
  Land, buildings, machinery and equipment                     1,136.8          1,131.9
  Allowances for depreciation and amortization                  (694.7)          (687.2)
                                                            ----------       ----------
     Property, net                                               442.1            444.7
Deferred charges and other assets                                 30.2             24.3
                                                            ----------       ----------
      Total assets                                          $    763.1       $    752.0
                                                            ==========       ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                        $     12.6       $      8.6
Accounts payable                                                 123.2            125.8
Accrued expenses                                                  72.1             58.0
Current portion of long-term debt                                   .7               .7
                                                            ----------       ----------
   Total current liabilities                                     208.6            193.1
Long-term debt                                                   137.6            137.9
Deferred income taxes                                             35.7             37.3
Postretirement benefits other than pensions                       86.7             86.7
Other non-current liabilities                                     92.1             88.1
                                                            ----------       ----------
   Total liabilities                                             560.7            543.1
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued           --               --
Common stock, $.10 par, authorized 100.0 shares;
  issued 27.9 shares in 1996 and in 1995                           2.8              2.8
Additional paid-in capital                                       271.4            273.9
Common stock held in treasury (3.1 shares in 1996
  and 3.2 shares in 1995)                                        (83.6)           (86.6)
Retained earnings                                                 53.6             62.3
Cumulative translation adjustment                                (17.9)           (19.1)
Equity adjustment to recognize minimum pension liability         (19.7)           (19.7)
Unearned portion of restricted stock awards                       (4.2)            (4.7)
                                                            ----------       ----------
   Total stockholders' equity                                    202.4            208.9
                                                            ----------       ----------
      Total liabilities and stockholders' equity            $    763.1       $    752.0
                                                            ==========       ==========



                                Page 3 of 9 Pages

                        THE GEON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1996       1995
                                                            -------    -------
OPERATING ACTIVITIES
        Net income (loss)                                   $  (5.6)   $  21.4
        Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
            Depreciation and amortization                      13.9       15.1
            Provision (credit) for deferred income taxes       (1.5)       6.4
            Change in assets and liabilities:
                Accounts receivable                           (12.7)       4.3
                Inventories                                     1.6      (20.3)
                Accounts payable                               (2.6)     (18.7)
                Accrued expenses                               13.2      (11.3)
                Income taxes payable                             .9       (2.7)
                Other                                          (1.7)      11.0
                                                            -------    -------
        Net cash provided by operating activities               5.5        5.2

INVESTING ACTIVITIES
        Purchases of property                                 (13.2)     (13.1)
                                                            -------    -------
NET CASH USED BY OPERATING AND INVESTING ACTIVITIES            (7.7)      (7.9)

FINANCING ACTIVITIES
        Increase (decrease) in short-term debt                  3.6       (1.8)
        Repayment of long-term debt                             (.3)       (.3)
        Repurchase of common stock                               --      (11.8)
        Dividends                                              (3.1)      (3.3)
        Proceeds from issuance of common stock                   .2         .2
                                                            -------    -------
        Net cash provided (used) by financing activities         .4      (17.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          .3        (.3)
                                                            -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                          (7.0)     (25.2)

CASH AND CASH EQUIVALENTS AT JANUARY 1                         61.1       47.5
                                                            -------    -------

CASH AND CASH EQUIVALENTS AT MARCH 31                       $  54.1    $  22.3
                                                            =======    =======

During the first three months of 1996 the Company received a net income tax refund of $2.2. During the same period 1995 the Company made income tax payments of $11.1. Cash payments for interest including amounts capitalized were $1.0 for the first three months of 1996 and $2.5 for the same period of 1995.



                                Page 4 of 9 Pages

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note A
- - ------
The accompanying unaudited consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

Note B
- - ------
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined should not have a material adverse effect on the Company's consolidated financial position.




                                Page 5 of 9 Pages

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Industry Conditions:
- - --------------------
Based on The Society of Plastics Industry's February 1996 data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have been 8% higher in the first quarter of 1996 over the fourth quarter of 1995 and were about 1% higher than in the same quarter in 1995. Exports from North America were equal to an annualized shipment rate of
1.4 billion pounds in the first quarter, comparable to the rate during the full year of 1995.

Capacity utilization (shipments/capacity) for North America was estimated at 95% of effective capacity (91% of nameplate) during the first quarter of 1996, compared to 92% and 100% of effective capacity in the fourth and first quarters of 1995, respectively. North American capacity is estimated to have increased 5% and 6% since the fourth and first quarters of 1995, respectively.

Chlorine prices decreased approximately 4% in the first quarter versus both the fourth and first quarters of 1995. Ethylene prices, decreased 5% in the first quarter of 1996 from the previous quarter and were 26% lower than the same period of the prior year. The spread between PVC resin prices and purchased ethylene and chlorine in the largest PVC resin markets is estimated to have been
1.5 cents per pound lower in the first quarter of 1996 as compared to the previous quarter and 4.5 cents per pound lower than the first quarter of 1995. Ethylene and chlorine prices are expected to increase in the second quarter. In 1996 domestic PVC resin producers have generally realized a 4 cent per pound increase over the February through April period. Another 4 cent per pound resin price increase has been announced which will be effective beginning in May.

Results of Operations:
- - ----------------------
The Company had sales of $245.7 million in the first quarter versus $336.2 million in the first quarter of 1995. Net income (loss) for the first quarter of 1996 and 1995 was ($5.6) million and $21 million, respectively. In the fourth quarter of 1995 Geon had sales of $264 million and net income of $9.0 million, excluding the after-tax effect of employee separation costs of $4.6 million.

First quarter 1996 results reflect a combination of a decrease in PVC resin prices less raw materials cost to levels below those seen in the last cyclical trough, as well as operational problems at the Company's LaPorte, Texas, Vinyl Chloride Monomer (VCM) plant and the Deer Park, Texas, PVC plant. These operational problems resulted in lost production, higher operating maintenance cost and the need to purchase replacement materials from third parties at costs which were higher than the Company's production cost. Without these operating problems, the Company would have realized a small operating profit.

The Company's average spread between resin prices and raw material costs decreased in the first quarter of 1996 as compared to the fourth and first quarters of 1995 in line with industry averages. While industry shipments improved in the quarter, the Company's first quarter 1996 resin shipments were 1% above and 4% below the fourth and first quarters of 1995, respectively. The Company's first quarter 1996 resin sales volumes were constrained by the plant operational problems noted above. Compound sales volume in the first quarter of 1996 were approximately 1% above the same period a year ago.

During the first quarter of last year, the Company was able to sell VCM into the export market at a substantial premium to domestic prices. This benefited the first quarter of 1995 operating income, when compared to the first quarter of 1996, by approximately $7 million.

Interest & Other Expense:
- - -------------------------
Interest expense of $2.9 million during the first quarter of 1996 increased from $1.7 million during the same period in 1995. The increase reflects interest expense on higher average debt levels associated with the Company's refinancing in December 1995. Other expense, net decreased in the first quarter 1996 as compared to the same period in 1995 mainly from the effects of favorable foreign currency rates and lower costs associated with the sale of accounts receivable.



                                Page 6 of 9 Pages

Taxes:
- - ------
The first quarter of 1996 included an income tax benefit of $3.3 million on a pre-tax loss of $8.9 million as compared to an income tax expense of $14.4 million in the first quarter of 1995 on pre-tax income of $35.8 million. Changes in effective tax rates between the periods noted above were primarily attributable to the accrual of dividend withholding taxes on foreign subsidiaries' undistributed earnings.

Capital Resources and Liquidity:
- - --------------------------------
During the three months ended March 31, 1996, the Company used $7.7 million of net cash from operating and investing activities which was approximately the same as the first quarter of 1995. Lower income in 1996 was offset by a lower increase in net operating working capital (accounts receivable plus inventory less accounts payable).

Investing activities include the purchase of property of $13.2 million during the first three months of 1996 which approximated the same period in 1995. Capital expenditures for the full year of 1996 are projected to be approximately the same as last year.

Financing activities in the first three months of 1996 primarily reflects the payment of dividends offset by an increase in short-term debt. In the first quarter of 1995 $11.8 million of the Company's stock was repurchased under a February 1995 Board of Directors authorization. This authorization permits the purchase of an additional 900,000 shares of Geon common stock by the Company. The timing of any purchases depends on the Company's cash flow and market price of its stock. No additional shares have been repurchased in 1996.

The Company believes that the projected cash to be provided by operations, the existing working capital facilities and other available permitted borrowings will provide sufficient funds to support dividends, debt service requirements and normal capital expenditures plus expenditures associated with the previously announced chlor-alkali plant with mechanical completion planned for in late 1997.

Environmental Matters:
- - ----------------------
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to ensure compliance with applicable environmental, health and safety laws and regulations. This is an effort which has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups.

The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1996 and 1997 to approximate $2 million to $4 million.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At March 31, 1996, the Company had accruals totaling approximately $28.4 million to cover future environmental remediation expenditures. Environmental remediation expenditures are estimated to be $5 million to $8 million in 1996.



                                Page 7 of 9 Pages

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings

               On March 10, 1993, Westlake Monomers Corporation (Westlake) brought an action against the Company and The B.F.Goodrich Company (BFG) generally alleging that certain of Westlake's rights pursuant to a right of first refusal agreement between BFG and Westlake covering specified assets, generally comprised of those located at Calvert City, Kentucky were triggered by the Initial Public Offering of the Company by BFG in April 1993. With the lawsuit stayed, and the issues referred to arbitration for resolution, on October 31, 1994, the arbitrator indicated that the right of first refusal was triggered, but the decision did not specify a remedy. On March 29, 1995 BFG announced that the arbitrator in that case ruled that Westlake does not have the right to buy common shares in The Geon Company as part of an existing right of first refusal. As discussed in the Company's Form 10-K, BFG has previously agreed to indemnify the Company with respect to any liabilities and expenses arising from the Westlake lawsuit.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibit 11 - Statement re Computation of Per Share Earnings

        (b)    Reports on Form 8-K

               None.



                                Page 8 of 9 Pages

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 10, 1996                       THE GEON COMPANY





                                   /S/T. A. WALTERMIRE
                                   ----------------------------------
                                   T. A. Waltermire
                                   Chief Financial Officer,
                                   (Principal Financial Officer)





                                   /S/G. P. SMITH
                                   ----------------------------------
                                   G. P. Smith
                                   Controller and Assistant Treasurer
                                   (Principal Accounting Officer)




                                Page 9 of 9 Pages