Form 10-Q
period 1996-06-30
GEON CO
filed 1996-08-09
CIK 897547

================================================================================
- --------------------------------------------------------------------------------

                                    FORM 10-Q
                           -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1996.                 COMMISSION FILE NUMBER  1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                        34-1730488
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



    One Geon Center, Avon Lake, Ohio                         44012
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (216) 930-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

As of June 30, 1996 there were 24,593,931 shares of common stock outstanding. There is only one class of common stock.

- --------------------------------------------------------------------------------
================================================================================

                        THE GEON COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                 --------------------------      -------------------------
                                                                    1996            1995            1996            1995
                                                                 ----------     -----------      ---------       ---------

Sales                                                             $  311.8       $  357.6         $  557.5        $  693.8
Operating costs and expenses:
    Cost of sales                                                    280.1          298.0            519.9           582.1
    Selling and administrative expenses                               13.3           14.0             25.7            26.9
    Employee separation and plant phase-out charges                   --             56.5             --              56.5
                                                                  --------       --------         --------        --------
Operating income (loss)                                               18.4          (10.9)            11.9            28.3
Interest expense                                                      (2.6)          (1.6)            (5.5)           (3.3)
Interest income                                                         .3             .2              1.0              .6
Other income (expense),  net                                            .4           (2.0)              .2            (4.1)
                                                                  --------       --------         --------        --------

Income (loss) before income taxes                                     16.5          (14.3)             7.6            21.5
Income tax (expense) benefit                                          (6.4)           6.3             (3.1)           (8.1)
                                                                  --------       --------         --------        --------

Net income (loss)                                                 $   10.1       $   (8.0)        $    4.5            13.4
                                                                  ========       ========         ========        ========

Earnings per share:
    Net income (loss)                                             $    .40       $   (.31)        $    .18        $    .51
                                                                  ========       ========         ========        ========

Number of shares used to compute earnings per share                   25.2           26.2             25.2            26.5

Dividends paid per common share:                                  $   .125       $   .125         $    .25        $    .25


                               Page 2 of 9 Pages

                        THE GEON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            June 30,  December 31,
                               ASSETS                         1996        1995
                                                            --------    --------
Current assets:
Cash and cash equivalents                                   $   15.6    $   61.1
Accounts receivable, less allowance for doubtful
  receivables ($2.3 in 1996 and $2.1 in 1995)                  134.2       102.3
Inventories:
  Finished products and in-process                              83.0        94.4
  Raw materials and supplies                                    40.0        27.4
                                                            --------    --------
                                                               123.0       121.8
  LIFO reserve                                                 (30.2)      (29.6)
                                                            --------    --------
                                                                92.8        92.2
Deferred income taxes                                           14.0        14.0
Prepaid expenses                                                15.7        13.4
                                                            --------    --------
   Total current assets                                        272.3       283.0
Property:
  Land, buildings, machinery and equipment                   1,156.0     1,131.9
  Allowances for depreciation and amortization                (709.0)     (687.2)
                                                            --------    --------
     Property, net                                             447.0       444.7
Deferred charges and other assets                               34.7        24.3
                                                            --------    --------
      Total assets                                          $  754.0    $  752.0
                                                            ========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                        $    9.6    $    8.6
Accounts payable                                               133.7       125.8
Accrued expenses                                                61.4        58.0
Current portion of long-term debt                                 .7          .7
                                                            --------    --------
   Total current liabilities                                   205.4       193.1
Long-term debt                                                 137.6       137.9
Deferred income taxes                                           39.2        37.3
Postretirement benefits other than pensions                     86.6        86.7
Other non-current liabilities                                   79.9        88.1
                                                            --------    --------
   Total liabilities                                           548.7       543.1
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued       --          --
Common stock, $.10 par, authorized 100.0 shares;
  issued 27.9 shares in 1996 and in 1995                         2.8         2.8
Additional paid-in capital                                     271.7       273.9
Common stock held in treasury (3.3 shares in 1996
  and 3.2 shares in 1995)                                      (88.1)      (86.6)
Retained earnings                                               60.6        62.3
Cumulative translation adjustment                              (18.3)      (19.1)
Equity adjustment to recognize minimum pension liability       (19.7)      (19.7)
Unearned portion of restricted stock awards                     (3.7)       (4.7)
                                                            --------    --------
   Total stockholders' equity                                  205.3       208.9
                                                            --------    --------
      Total liabilities and stockholders' equity            $  754.0    $  752.0
                                                            ========    ========


                               Page 3 of 9 Pages

                        THE GEON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                           ------------------
                                                                            1996       1995
                                                                           -------    -------
OPERATING ACTIVITIES
        Net income                                                         $   4.5    $  13.4
        Adjustments to reconcile net income to net
          cash (used) provided by operating activities:
            Employee separation and plant phase-out                           --         56.5
            Depreciation and amortization                                     28.1       30.0
            Provision (credit) for deferred income taxes                       2.7       (9.6)
            Change in assets and liabilities:
                Accounts receivable                                          (32.4)       7.6
                Inventories                                                     .2      (20.4)
                Accounts payable                                               8.9      (19.6)
                Accrued expenses                                               3.0       (2.0)
                Income taxes payable                                            .4       (2.4)
                Other                                                        (18.4)      13.3
                                                                           -------    -------
        Net cash (used) provided by operating activities                      (3.0)      66.8

INVESTING ACTIVITIES
        Purchases of property                                                (32.5)     (29.5)
                                                                           -------    -------
NET CASH (USED) PROVIDED BY OPERATING AND INVESTING ACTIVITIES               (35.5)      37.3

FINANCING ACTIVITIES
        Increase (decrease) in short-term debt                                  .6       (3.8)
        Repayment of long-term debt                                            (.3)       (.3)
        Repurchase of common stock                                            (4.9)     (37.3)
        Dividends                                                             (6.2)      (6.5)
        Proceeds from issuance of common stock                                  .4         .2
                                                                           -------    -------
        Net cash used by financing activities                                (10.4)     (47.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         .4         --
                                                                           -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (45.5)     (10.4)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                        61.1       47.5
                                                                           -------    -------

CASH AND CASH EQUIVALENTS AT JUNE 30                                       $  15.6    $  37.1
                                                                           =======    =======

During the first six months of 1996 and 1995 the Company paid net income taxes of $1.9 and $21.1, respectively. Cash payments for interest including amounts capitalized were $5.4 for the first six months of 1996 and $4.0 for the same period of 1995.



                               Page 4 of 9 Pages

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note A
- ------
The accompanying unaudited consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

Note B
- ------
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined should not have a material adverse effect on the Company's consolidated financial position.

Note C
- ------
On August 1, 1996 the Board of Directors authorized the Company to repurchase up to 2.5 million shares of Geon common stock. Future purchases will be dependent on the Company's earnings, cash flow and market price of its common stock.


                               Page 5 of 9 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Conditions:
- --------------------
Based on The Society of Plastics Industry's June 1996 data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have been 8% higher in the second quarter of 1996 over the first quarter of 1996 and were about 17% higher than in the same quarter in 1995. For the first six months of 1996, North American shipments are 10% higher than the same period of last year. Exports from North America year-to-date (which represented about 10% of total shipments) were 3% less than a year ago.

Capacity utilization (shipments/capacity) for North America was estimated at 99% of effective capacity (92% of nameplate) during the second quarter of 1996, with inventories declining as shipments exceeded production by 3%. In the first quarter of 1996 and second quarter 1995 shipments were 95% and 93% of effective capacity, respectively. North American capacity in the second quarter of 1996 is estimated to have increased 3% compared to the previous quarter and 6% since last year's second quarter.

Chlorine prices decreased approximately 3% in the second quarter of 1996 versus a year ago. Ethylene prices, increased 12% in the second quarter of 1996 from the previous quarter but were 17% lower than the same period of the prior year. The spread between PVC resin prices in the largest PVC resin markets and ethylene and chlorine prices is estimated to have been 2.5 cents per pound higher in the second quarter of 1996 as compared to the previous quarter and 7.5 cents per pound lower than the second quarter of 1995. Ethylene and chlorine prices are likely to increase in the third quarter. In 1996 domestic PVC resin producers have generally realized a 7 cent per pound increase over the February through June period. Another 4 cent per pound resin price increase has been announced to be phased in during the third quarter.

Results of Operations:
- ----------------------
The Company had sales of $311.8 million in the second quarter versus $357.6 million in the same quarter of 1995. Operating income was $18.4 million in the second quarter of 1996. During the same period a year ago operating income was $45.6 million, excluding a special charge of $56.5 million ($34.5 million after-tax) for employee separation and plant phase-out charges to reconfigure the Company's compounding operations. In the first quarter of 1996 Geon had sales of $245.7 million and an operating loss of $6.5 million. Net income (loss) for the second quarter of 1996 and 1995 was $10.1 million and $(8.0) million, respectively.

The Company's second quarter 1996 resin shipments were 25% and 26% above the first quarter of 1996 (which were constrained by plant operational problems) and second quarter of 1995, respectively. The Company's average spread between resin prices and raw material costs (ethylene and chlorine) improved approximately 1.5 cents per pound from the first quarter of 1996 and was 7.5 cents per pound below the same period last year. Compound sales volume in the second quarter of 1996 was approximately 21% above the same period a year ago.

In April 1996 Geon started up its 800 million pound VCM expansion thereby producing VCM from purchased ethylene and chlorine and reducing purchases of VCM.

During the second quarter of last year, the Company was able to sell VCM into the export market at a substantial premium to domestic prices. This benefited the second quarter of 1995 operating income, when compared to the second quarter of 1996, by approximately $10 million.

In the first six months of 1996, sales were $557.5 million and net income $4.5 million. For the same period of 1995 the Company had sales of $693.8 million and net income of $47.9 million before the after-tax effect of the one-time charge mentioned above.

Interest & Other Expense:
- -------------------------
Interest expense of $2.6 million during the second quarter of 1996 increased from $1.6 million during the same period in 1995. The increase reflects interest expense on higher average debt levels and higher interest rates associated with the Company's long-term public debt offering in December 1995. Other income (expense), net


                               Page 6 of 9 Pages
improved in the second quarter 1996 as compared to the same period in 1995 mainly from the effects of favorable foreign currency rates and lower costs associated with the sale of accounts receivable.

Taxes:
- ------
The second quarter of 1996 included an income tax expense of $6.4 million on pre-tax income of $16.5 million as compared to an income tax benefit of $6.3 million in the second quarter of 1995 on a pre-tax loss of $14.3 million. For the first half of 1996 income tax expense was $3.1 million on pre-tax income of $7.6 million as compared to income tax expense of $8.1 million on pre-tax income of $21.5 million during the same period 1995. Changes in effective tax rates between the periods noted above were primarily attributable to the accrual of dividend withholding taxes on foreign subsidiaries' undistributed earnings.

Capital Resources and Liquidity:
- --------------------------------
During the six months ended June 30, 1996, the Company used $3.0 million of net cash from operating and investing activities compared to providing $66.8 million during the same period of 1995. This change is primarily attributable to lower earnings before any special charge and a $12 million pension payment in the second quarter of 1996. Partially offsetting these uses was net operating working capital (accounts receivable plus inventories less accounts payable) which increased $9.1 million less in 1996 versus 1995.

Investing activities include the purchase of property of $32.5 million during the first six months of 1996 which approximated the same period in 1995. Capital expenditures for the full year of 1996 are projected to approximate 1995.

Financing activities in the first six months of 1996 primarily reflects the payment of dividends and the repurchase of 200,000 shares of common stock authorized under a February 1995 Board of Directors resolution. In July 1996 the Company repurchased an additional 656,400 shares, completing the Board of Directors February 1995 repurchase authorization leaving 23.9 million shares outstanding. On August 1, 1996 the Company announced that the Board of Directors authorized an additional repurchase of 2.5 million shares. The timing of any stock repurchase depends on the Company's earnings, cash flow and market price of its stock common stock.

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

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At June 30, 1996, the Company had accruals totaling approximately $27.9 million to cover future environmental remediation expenditures. Environmental remediation expenditures are estimated to be $5 million to $8 million in 1996.


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

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Stockholders on May 2, 1996. As described in the 1996 Proxy Statement, the following action was taken:

               a) The nine nominees for directors were elected. The votes for
                  Director votes were as follows:

                                                           Number of Shares             Number of Shares
                                                              Voted For                  Vote Withheld
                                                           ----------------             ----------------
               James K. Baker                                 22,057,517                     53,274
               Gale Duff-Bloom                                22,041,119                     69,672
               J. A. Fred Brothers                            22,053,181                     57,610
               J. Douglas Campbell                            22,057,517                     53,274
               Harry A. Hammerly                              22,057,517                     53,274
               D. Larry Moore                                 22,057,387                     53,404
               John D. Ong                                    21,861,126                    249,665
               William F. Patient                             22,047,356                     63,435
               R. Geoffrey P. Styles                          22,057,137                     53,654

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibit 3a -  Amendments to the By-Laws of  The Geon Company
               Exhibit 3b -  Amended and Restated By-Laws of The Geon Company

        (b)    Exhibit 11 - Statement re Computation of Per Share Earnings

        (c)    Exhibit 27 - Financial Data Schedule

        (d)    Reports on Form 8-K

               None.


                               Page 8 of 9 Pages

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 7, 1996                     THE GEON COMPANY




                                   /s/ T. A. Waltermire
                                   ------------------------------------
                                   T. A. Waltermire
                                   Chief Financial Officer,
                                   (Principal Financial Officer)





                                   /s/ G. P. Smith
                                   ------------------------------------
                                   G. P. Smith
                                   Controller and Assistant Treasurer
                                   (Principal Accounting Officer)


                               Page 9 of 9 Pages