Form 10-Q
period 1996-09-30
GEON CO
filed 1996-11-12
CIK 897547

--------------------------------------------------------------------------------

                                    FORM 10-Q

                        --------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1996.        COMMISSION FILE NUMBER   1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                      34-1730488
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



   One Geon Center, Avon Lake, Ohio                        44012
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (216) 930-1000

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

As of September 30, 1996 there were 23,811,736 shares of common stock outstanding. There is only one class of common stock.

--------------------------------------------------------------------------------

                        THE GEON COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                        ----------------------  ----------------------
                                                           1996        1995       1996        1995
                                                        ----------  ----------  ---------   ---------

Sales                                                   $   307.8   $   310.2   $   865.3   $ 1,004.0
Operating costs and expenses:
    Cost of sales                                           280.4       271.3       800.3       853.4
    Selling and administrative expenses                      14.0        12.3        39.7        39.2
    Employee separation and plant phase-out charges            --          --          --        56.5
                                                        ---------   ---------   ---------   ---------
Operating income                                             13.4        26.6        25.3        54.9
Interest expense                                             (2.8)       (1.4)       (8.3)       (4.7)
Interest income                                                .2          .4         1.2         1.0
Other expense,  net                                           (.5)       (2.4)        (.3)       (6.5)
                                                        ---------   ---------   ---------      -------

Income before income taxes                                   10.3        23.2        17.9        44.7
Income tax expense                                           (4.2)       (8.8)       (7.3)      (16.9)
                                                        ---------   ---------   ---------      -------

Net income                                              $     6.1   $    14.4   $    10.6        27.8
                                                        =========   =========   =========      =======

Earnings per share:
    Net income                                          $     .25   $     .56   $     .43      $ 1.06
                                                        =========   =========   =========      =======

Number of shares used to compute earnings per share          24.3        25.5        24.9        26.2

Dividends paid per common share:                        $    .125   $    .125   $    .375      $ .375


                               Page 2 of 9 Pages

                        THE GEON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                             September 30,          December 31,
                               ASSETS                                            1996                    1995
                                                                            ------------           --------------
Current assets:
Cash and cash equivalents                                                    $       16.9           $       61.1
Accounts receivable, less allowance for doubtful
  receivables ($2.4 in 1996 and $2.1 in 1995)                                       112.9                  102.3
Inventories:
  Finished products and in-process                                                   90.4                   94.4
  Raw materials and supplies                                                         37.5                   27.4
                                                                             ------------           ------------
                                                                                    127.9                  121.8
  LIFO reserve                                                                      (31.4)                 (29.6)
                                                                             ------------           ------------
                                                                                     96.5                   92.2
Deferred income taxes                                                                14.1                   14.0
Prepaid expenses                                                                     15.4                   13.4
                                                                             ------------           ------------
   Total current assets                                                             255.8                  283.0
Property:
  Land, buildings, machinery and equipment                                        1,177.0                1,131.9
  Allowances for depreciation and amortization                                     (722.9)                (687.2)
                                                                             ------------           ------------
     Property, net                                                                  454.1                  444.7
Deferred charges and other assets                                                    37.5                   24.3
                                                                             ------------           ------------
      Total assets                                                           $      747.4           $      752.0
                                                                             ============           ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                                         $       16.6           $        8.6
Accounts payable                                                                    130.7                  125.8
Accrued expenses                                                                     60.5                   58.0
Current portion of long-term debt                                                      .7                     .7
                                                                             ------------           ------------
   Total current liabilities                                                        208.5                  193.1
Long-term debt                                                                      137.4                  137.9
Deferred income taxes                                                                39.5                   37.3
Postretirement benefits other than pensions                                          86.8                   86.7
Other non-current liabilities                                                        82.3                   88.1
                                                                             ------------           ------------
   Total liabilities                                                                554.5                  543.1
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued                             -                      -
Common stock, $.10 par, authorized 100.0 shares;
  issued 27.9 shares in 1996 and in 1995                                              2.8                    2.8
Additional paid-in capital                                                          272.3                  273.9
Common stock held in treasury (4.1 shares in 1996
  and 3.2 shares in 1995)                                                          (105.0)                 (86.6)
Retained earnings                                                                    63.7                   62.3
Cumulative translation adjustment                                                   (18.0)                 (19.1)
Equity adjustment to recognize minimum pension liability                            (19.7)                 (19.7)
Unearned portion of restricted stock awards                                          (3.2)                  (4.7)
                                                                             ------------           ------------
   Total stockholders' equity                                                       192.9                  208.9
                                                                             ------------           ------------
      Total liabilities and stockholders' equity                             $      747.4           $      752.0
                                                                             ============           ============


                               Page 3 of 9 Pages

                        THE GEON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                 --------------------------
                                                                   1996        1995
                                                                 --------   ---------
OPERATING ACTIVITIES
        Net income                                                 $10.6      $27.8
        Adjustments to reconcile net income to net
          cash (used) provided by operating activities:
            Employee separation and plant phase-out                 --         56.5
            Depreciation and amortization                           41.6       44.0
            Provision (credit) for deferred income taxes             3.0       (1.5)
            Change in assets and liabilities:
                Accounts receivable                                (10.0)      31.7
                Inventories                                         (3.4)     (12.7)
                Accounts payable                                     5.4      (42.7)
                Accrued expenses                                     (.6)      (6.1)
                Income taxes payable                                 3.1      (10.8)
                Other                                               (8.7)      (8.7)
                                                                   -----      -----
        Net cash provided by operating activities                   41.0       77.5

INVESTING ACTIVITIES
        Purchases of property                                      (53.5)     (45.5)
        Investment in chlor-alkali joint venture                    (8.5)      --
                                                                   -----      -----
NET CASH (USED) PROVIDED BY OPERATING AND INVESTING ACTIVITIES     (21.0)      32.0

FINANCING ACTIVITIES
        Increase in short-term debt                                  7.5        3.5
        Repayment of long-term debt                                  (.5)       (.2)
        Repurchase of common stock                                 (21.8)     (43.8)
        Dividends                                                   (9.2)      (9.6)
        Proceeds from issuance of common stock                        .4        1.5
                                                                   -----      -----
        Net cash used by financing activities                      (23.6)     (48.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               .4         .7
                                                                   -----      -----

DECREASE IN CASH AND CASH EQUIVALENTS                              (44.2)     (15.9)

CASH AND CASH EQUIVALENTS AT JANUARY 1                              61.1       47.5
                                                                   -----      -----

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                          $16.9      $31.6
                                                                   =====      =====

During the first nine months of 1996 and 1995 the Company paid net income taxes of $2.3 and $34.9, respectively. Cash payments for interest including amounts capitalized were $6.0 for the first nine months of 1996 and $5.9 for the same period of 1995.


                               Page 4 of 9 Pages

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

NOTE A
------
The accompanying unaudited consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month and nine months periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

NOTE B
------
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined should not have a material adverse effect on the Company's consolidated financial position.

NOTE C
------
On August 1, 1996 the Board of Directors authorized the Company to repurchase up to 2.5 million shares of Geon common stock. Future purchases will be dependent on the price of Geon common stock and Company cash flow.

NOTE D
------
During the third quarter of 1996, Geon and Olin Corporation finalized terms of the formation of a joint venture to build a chlor-alkali facility at Olin's McIntosh, Alabama site. The first phase of the new plant is expected to be completed in late 1997, with 250,000 short tons of chlorine capacity. The new unit will initially supply approximately 35% of Geon's captive chlorine needs.





                               Page 5 of 9 Pages

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INDUSTRY CONDITIONS:
--------------------
Based on The Society of Plastics Industry's September 1996 data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have been 19% higher in the third quarter of 1996 over the same quarter of 1995 and were about 4% lower than in the second quarter in 1996. For the first nine months of 1996, North American shipments are 13% higher than the same period of last year. Exports from North America year-to-date (which represent about 9% of total shipments) were 3% less than a year ago.

Capacity utilization (shipments/capacity) for North America was estimated at 95% of effective capacity (88% of nameplate) during the third quarter of 1996. In the second quarter of 1996 and third quarter 1995 shipments were 100% and 88% of effective capacity. North American capacity in the third quarter of 1996 is estimated to have increased 3% compared to the previous quarter and 8% since last year's third quarter.

Chlorine prices were approximately the same in the third quarter of 1996 versus a year ago. Ethylene prices, increased 11% in the third quarter of 1996 from the previous quarter but were flat compared to the same period of the prior year. The spread between PVC resin prices and purchased ethylene and chlorine in the largest PVC resin markets is estimated to have been .5 cents per pound lower in the third quarter of 1996 as compared to the previous quarter and 6.5 cents per pound lower than the third quarter of 1995. Ethylene prices are likely to increase in the fourth quarter as producers continue to push for higher pricing to cover increasing feedstock (ethane and propane) costs while chlorine prices should remain level with the third quarter. Pressure will continue on resin sales prices as demand typically slows in late November through year end.

RESULTS OF OPERATIONS:
----------------------
The Company had sales of $307.8 million in the third quarter versus $310.2 million in the same quarter of 1995. Operating income was $13.4 million in the third quarter of 1996. During the same period a year ago operating income was $26.6 million. In the second quarter of 1996 Geon had sales of $311.8 million and an operating income of $18.4 million. Net income for the third quarter of 1996 and 1995 was $6.1 million and $14.4 million, respectively.

The Company's third quarter 1996 resin shipments were 25% higher than the third quarter of 1995 and were 8% lower than shipments in the second quarter of 1996. The Company's average spread between resin prices and raw material costs (ethylene and chlorine) declined in line with industry changes. Compound sales volume in the third quarter of 1996 were approximately 15% above the same period a year ago.

In the second quarter of 1996 Geon started up its 800 million pound LaPorte, Texas VCM expansion, thereby producing VCM from purchased ethylene and chlorine and reducing purchases of VCM. During the third quarter the Company experienced some equipment problems related to the expansion which lowered operating income approximately $2 million. Repairs were completed in the quarter with the plant returning to full rates. During the third quarter of last year, the Company was able to sell VCM into the export market at a substantial premium to domestic prices. This benefited the 1995 quarters operating income, when compared to 1996, by approximately $5 million.

In the first nine months of 1996, sales were $865.3 million and net income was $10.6 million. For the same period of 1995 the Company had sales of $1,004.0 million and net income of $62.3 million before the after-tax effect of a special charge of $34.5 million ($56.5 million before-tax) for employee separation and plant phase-out charges to reconfigure the Company's compounding operations.

INTEREST & OTHER EXPENSE:
-------------------------
Interest expense of $2.8 million during the third quarter of 1996 increased from $1.4 million during the same period in 1995. The increase mainly reflects interest expense on higher average debt levels associated with the Company's debt refinancing in December 1995. Other expense, net decreased in the third quarter 1996 as compared to the same period in 1995 mainly from the effects of favorable foreign currency rates and lower costs associated with the sale of accounts receivable.




                               Page 6 of 9 Pages

TAXES:
------
The third quarter of 1996 included an income tax expense of $4.2 million on pre-tax income of $10.3 million as compared to an income tax expense of $8.8 million in the third quarter of 1995 on a pre-tax loss of $23.2 million. For the first nine-months of 1996 income tax expense was $7.3 million on pre-tax income of $17.9 million as compared to income tax expense of $16.9 million on pre-tax income of $44.7 million during the same period 1995. Changes in effective tax rates between the periods noted above were primarily attributable to the accrual of dividend withholding taxes on foreign subsidiaries' undistributed earnings.


CAPITAL RESOURCES AND LIQUIDITY:
--------------------------------
During the nine months ended September 30, 1996, the Company used $21.0 million of net cash from operating and investing activities compared to providing $32.0 million during the same period of 1995. This change is primarily attributable to lower earnings before any special charge.

Investing activities include the purchase of property of $53.5 million during the first nine months of 1996 as compared to $45.5 million during the same period in 1995. Capital expenditures for the full year of 1996 are estimated to approximate $65 million or $5 million below 1995. Investing activities for 1996 include an $8.5 million investment in a joint venture constructing a chlor-alkali plant which when completed in late 1997 will provide Geon with approximately 35% of its captive chlorine requirements. During the first nine months of 1996 operating working capital (accounts receivable plus inventory less accounts payable) increased $8.0 million which was $15.7 million less than the increase during the same period of 1995.

Financing activities in the first nine months of 1996 primarily reflects the payment of dividends and the repurchase of 979,700 shares of common stock. As of September 30, 1996 2.4 million shares are authorized for repurchase under an August 1996 board of directors resolution. The timing of any stock repurchase depends on the Company's cash flow and market price of its common stock

The Company believes it has sufficient funds to support dividends, debt service requirements and normal capital expenditures plus expenditures associated with the previously announced chlor-alkali plant based on projected operations, the existing working capital facilities and other available permitted borrowings.

ENVIRONMENTAL MATTERS:
----------------------
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

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

The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1996 to approximate $4 million to $5 million.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At September 30, 1996, the Company had accruals totaling approximately $27.2 million to cover future environmental remediation expenditures. Environmental remediation expenditures are estimated to approximate $6 million in 1996.


                               Page 7 of 9 Pages

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings:
               During the third quarter of 1996 The BFGoodrich Company ("BFG") announced that Westlake Monomers Corporation terminated its right to purchase BFG's Calvert Facilities at Calvert City, Kentucky. Westlake's decision not to purchase the facilities and to terminate its right of first refusal has the effect of terminating all of its claims against The Geon Company in the lawsuit brought against the Company and BFG. As previously reported by the Company in its 1995 annual report, had BFG sold the Calvert Facilities to Westlake, the Company's obligations under the Put Agreement, whereby BFG has the right to require the Company to purchase its Calvert Facilities between April 1, 2000 and March 31, 2003, at the then fair market value determined by an independent appraisal would have lapsed. Given Westlake's ultimate actions, however, BFG's rights under the Put Agreement remain in effect in accordance with the terms of the Put Agreement.

Item 4.        Submission of Matters to a Vote of Security Holders:
               None.

Item 5.        Other Information:
               None.

Item 6.        Exhibits and Reports on Form 8-K:

        (a) Exhibit 10(a) Sunbelt Chlor Alkali Partnership Agreement, by and between 1997 Chloralkali Venture Inc., a wholly-owned subsidiary of The Geon Company, and Olin Sunbelt, Inc. wholly-owned subsidiary of the Olin Corporation, for the purpose of forming a general partnership.

               Exhibit 10(b) Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership, a general partnership organized under the laws of the State of Delaware, and The Geon Company.

               Exhibit 10(c) Intercompany guarantee agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand.

               Exhibit 10(d) Rate Swap Transaction as amended between The Geon Company and NationsBank, N.A.

               Exhibit 11 - Statement re Computation of Per Share Earnings

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K
               On August 1, 1996 the Company filed on Form 8-K notice that its Board of Directors authorized the Company to repurchase up to 2.5 million shares of Geon common stock, par value $0.10 per share. The timing of any purchases will depend on the price of Geon common stock and the Company's cash flow.

               On August 26, 1996 the Company filed on Form 8-K notice that BFG announced that Westlake Monomers Corporation exercised its right to terminate an agreement to purchase BFG's Calvert Facilities at Calvert City, Kentucky. As previously discussed in Part II Item I Westlake's decision not to purchase the facilities has the effect of terminating all of its claims against The Geon Company in the lawsuit brought against the Company and BFG. Also as discussed, BFG's rights under the Put Agreement remains in effect in accordance with the terms of the Put Agreement.

               On September 20, 1996 the Company filed on Form 8-K notice anticipating third quarter 1996 earnings below the second quarter as a result of lower resin margins and vinyl chloride monomer manufacturing disruptions.


                               Page 8 of 9 Pages

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 11, 1996                             THE GEON COMPANY





                                              \S\T.A. WALTERMIRE
                                              ------------------
                                              T. A. Waltermire
                                              Chief Financial Officer,
                                              (Principal Financial Officer)





                                              \S\G. P. SMITH
                                              --------------
                                              G. P. Smith
                                              Controller and Assistant Treasurer
                                              (Principal Accounting Officer)




                               Page 9 of 9 Pages