Form 10-K405
period 1996-12-31
GEON CO
filed 1997-03-27
CIK 897547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.     COMMISSION FILE NUMBER 1-11804

                                THE GEON COMPANY
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 34-1730488
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)



       One Geon Center, Avon Lake, Ohio                44012-0122
   (Address of principal executive offices)            (Zip-Code)



     Registrant's telephone number, including area code      (216) 930-1000


          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
Common Stock, par value $.10 per share          New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 10, 1997 was $519,521,490. On such date, 23,089,844 of such shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement dated and filed with the Securities and Exchange Commission on March 21, 1997 are incorporated by reference into Part III.

     The Exhibit Index is located herein beginning at page I-1.

PART I

ITEM 1.  BUSINESS.

GENERAL
         The Geon Company, together with its subsidiaries (Company), is a leading North American producer and marketer of polyvinyl chloride (PVC) resins and compounds. The Company also produces and markets vinyl chloride monomer
(VCM), an intermediate precursor to PVC. PVC is the world's second most widely used plastic. It is an attractive alternative to traditional materials such as glass, metal and wood and other plastic materials because of its versatility, durability and cost competitiveness. PVC's largest applications are associated with infrastructure development, building products and consumer durable goods.

         The Company operates in one business segment with operations primarily located in the United States and Canada.

         The Company sells its PVC resins to third parties who produce their own compounds for use primarily in larger volume construction applications, such as pipe and pipe fittings, vinyl house siding, flooring and wall coverings and window components. The Company also manufactures its own PVC compounds for sale to third parties who use such compounds in a variety of applications, such as electrical conduits and wire insulation, packaging (including film, bottle and specialty packaging), residential windows and, more recently, higher-performance applications, such as business machine housings, application components and medical devices. As of December 31, 1996 the Company's North American nameplate PVC capacity was approximately 2.9 billion pounds, or approximately 19% of total U.S. and Canadian PVC capacity.

PRODUCTS
         In 1996, 57% of the Company's total revenues were attributable to PVC resin sales, 39% to compound sales, and the remaining 4% primarily to VCM export sales. Approximately 74% of the Company's PVC shipments (in pounds) in 1996 were sold as PVC resins, with 26% sold as PVC compounds.

         The Company's resin products can be categorized generally as suspension/mass resins and dispersion resins. Suspension/mass resins can be further categorized as general purpose resins and specialty resins. General purpose resins comprise the largest segment of resins by volume and are typically used in rigid applications such as pipe and exterior siding. Specialty resins are a broad category of resins possessing unique characteristics such as color and clarity and are used in a wide variety of applications such as film, medical and automotive products. Dispersion resins are made from a process which yields a fine particle-size resin and are generally used for vinyl flooring, vinyl wall coverings and fabrics, marine floatation devices and toys.

         The Company's PVC compound products can be either flexible or rigid and are fabricated by customers of the Company by extrusion, calendaring, injection-molding or blow-molding. Flexible compounds are used for wire and cable insulation, automotive interior and exterior trim, packaging and medical devices. Rigid extrusion compounds are commonly used in window frames, vertical blinds and construction applications. Injection-molding compounds are used in specialty parts such as business machine components, application parts and bottles. The Company's development of new compounds that can be injection-molded into thin-walled complex parts or that have other unique characteristics has opened new applications and markets for PVC products.

         The Company supports its compound products by providing service to customers through enhanced customer support. The Company's sales force works with engineering and marketing experts of original equipment manufacturers in addition to purchasing agents to create new uses for PVC products and to replace more costly plastics and other materials through the development of cost-effective solutions that meet specific customer needs. In addition, the Company uses a combination of material science, computer-aided design and prototype part production capabilities to assist customers in the development and application of new uses for higher-performance PVC compounds.

COMPETITION
         The Company competes with major U.S. chemical manufacturers and diversified companies, some of which have greater financial resources than the Company. Competition in the industry is based upon factors, the importance of which vary depending on the specific characteristics of the product and the applicable market, ranging from price and availability to product performance and customer and technical support.

         With respect to PVC resins, the Company competes primarily with six major North American PVC producers: Borden Chemicals and Plastics Limited Partnership; CONDEA Vista Chemical Company (a subsidiary of RWE-DEA Hamburg, Germany); Formosa Plastics Corporation U.S.A. (a subsidiary of Formosa Plastic Group, Taipei, Taiwan); Georgia Gulf Corporation; Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation) and Shintech, Inc. (a subsidiary of Shin Etsui Chemical Co., Ltd., Tokyo, Japan). The key competitive factors are price, product availability and performance. In 1996, the seven largest resin producers (one of which is the Company) accounted for approximately 87% of the total estimated resin capacity. None of the producers had more than 20% of total resin capacity. With respect to PVC compounds, the Company competes with certain of the foregoing entities along with many independent custom compounders.

         Because there is no single PVC compound market, the manner in which the Company competes varies from market to market, although in each market the Company competes primarily on the basis of product consistency and customer service in addition to price. In certain PVC compound markets, such as pipe fittings, wire and cable, and bottles, the Company competes with other PVC manufacturers. In the markets for higher performance PVC compounds, such as extrusion and injection molding compounds for business equipment, appliances, telecommunications and construction, the Company competes less with traditional PVC manufacturers and more with other non-PVC plastic manufacturers, such as General Electric Company, Bayer AG and The Dow Chemical Company. Manufacturing margins and prices in these markets tend to be higher and more stable than PVC resin and other compound markets, although such areas have higher support costs comprised of sales, marketing, technical service, customer support and research and development. In the other PVC compound markets (rigid extrusion compounds for custom profiles, window lineals and vertical blinds), the Company competes with other PVC manufacturers and custom compounders.

RAW MATERIALS

        The Company produces the majority of the VCM it requires for the manufacture of PVC at its plant in LaPorte, Texas. In April 1996, the Company began production at an 800 million pound expansion of the LaPorte facility, bringing its annual capacity of VCM up to 2.4 billion pounds. In addition, the Company has a long-term Canadian VCM supply contract providing substantially all VCM requirements for the Company's Canadian PVC resin production located in Scotford, Alberta. The Canadian supply contract remains effective through the year 2000.

        The two principal raw materials used by the Company to manufacture VCM are ethylene and chlorine. The Company's ethylene requirements are provided under long-term supply agreements, the largest supply being provided under an agreement with an initial term through December 31, 2000, and continuing thereafter unless two years prior notice of termination is given by either party. An Intermediates Supply Agreement with The B.F.Goodrich Company (BFG) also provides for ethylene purchases and swaps from the Calvert Facilities (BFG chlor-alkali, ethylene and utility operations located at Calvert City, Kentucky) through February 2000. These two agreements represent 80% of the Company's ethylene requirements.

        The Company's chlorine requirements are provided pursuant to long-term supply agreements and spot-market purchases. The Company's long-term chlorine supply agreements, which cover 70% of requirements, are with four different domestic suppliers. One of the supply agreements, which provides 50% of the requirements, is being extended through 1999. The Company does not anticipate any problem in completing the agreement. The additional 20% of the Company's long-term supply is provided under agreements which expire in 1999 or later. The existing agreements generally contain volume commitments and various pricing mechanisms which management believes provide a cost-effective sourcing of chlorine. The Company has a 50% participation in a joint venture to construct and operate a chlor-alkali plant. In the initial phase, the plant will have an annual capacity of 250,000 tons of chlorine and 275,000 tons of caustic soda. Mechanical completion is expected in late 1997. Geon will receive all chlorine produced by the plant owned by the joint venture.

         Historically, chlorine and ethylene have been produced in the United States at a lower cost than elsewhere in the world. This cost advantage has resulted in U.S. producers of PVC having lower raw materials costs than their counterparts in many other parts of the world. In addition to the raw materials for VCM, the Company purchases a variety of additives to manufacture its compound products. These materials generally have adequate alternative sources of supply and are not purchased under multi-year contracts.

RESEARCH AND DEVELOPMENT

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications and (iv) developing new products to satisfy defined market needs. The Company operates a research and development center in Avon Lake, Ohio. The laboratory is equipped with modern analytical, synthesis, polymer characterization and testing equipment and pilot plant and polymer compounding operations which simulate the production facilities for rapid translation of new technology into new products. A sophisticated application engineering and design capability assists customers in designing and prototyping new applications for the Company's PVC compounds.

         Expenditures for Company sponsored product research and product development in 1996, 1995 and 1994 were $17.5 million, $18.0 million and $16.8 million, respectively. Expenditures in 1997 are anticipated to remain at approximately the same level as in 1996.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 1,683 full-time employees of whom 130 employees are covered by collective bargaining agreements which expire in May 1998 and July 2001. The bargaining unit employees are employed at the Company's plants in Louisville, Kentucky and Altona, Australia. The Company considers its employee relations to be good.

ENVIRONMENTAL, HEALTH AND SAFETY

         The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment. The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of products and believes it is in compliance in all material respects with applicable laws and regulations.

        The Company maintains a disciplined environmental and occupational safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to ensure compliance with applicable environmental, health and safety laws and regulations. This program is an effort which has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups.

        The Company's capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes totaled $3 million, $7 million and $1 million in 1996, 1995, and 1994, respectively. The Company estimates capital expenditures for future environmental improvement programs to approximate $2 million to $4 million in 1997. The projected future capital expenditures are associated with a wide variety of environmental projects, such as compliance with anticipated new regulations, achievement of internal company programs and improved operating efficiencies. The primary areas for future environmental capital expenditures can be broadly categorized as solid waste, air quality, waste water and ground water improvements. Expenditures for remediating various sites were $6.1 million, $3.0 million and $2.9 million in 1996, 1995 and 1994, respectively. 1997 expenditures for remediation of these sites are projected to be $4 million to $7 million.

         The Company has been notified by the United States Environmental Protection Agency (EPA), a state agency, or a private party that it may be a potentially responsible party (PRP) in connection with seven active and inactive non-Company owned sites. The Company believes that it has potential continuing liability with respect to only four such sites. In addition, the Company initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The Company has accrued $27 million to cover these future environmental remediation expenditures which are projected to be $19 million over the next five years. Of this amount, approximately $16 million is attributable to future remediation expenditures at the Calvert Facilities and less than $.2 million is attributable to offsite environmental liabilities, including the four sites mentioned above. The balance is primarily attributable to other environmental remediation projects at Company-owned facilities. Pursuant to consent orders signed with both the EPA and the Commonwealth of Kentucky Department of Environmental Protection and the terms of a Resource Conservation and Recovery Act (RCRA) post-closure permit, the Company is required to provide for a site-wide remediation program at the Calvert Facilities, the cost of which is included in the $27 million accrual as of December 31, 1996.

         The Company participates in the EPA Compliance Audit Program (CAP) under Section 8(e) of the Toxic Substances Control Act. That section requires reporting of information indicating a substantial risk of injury to health or the environment from a chemical substance or mixture. Under the CAP, the Company conducts an audit of its files and reports any information that should have been reported previously. The total potential maximum liability of the Company and its subsidiaries under the CAP is $1 million. The first part of the CAP required reporting of substantial risk information concerning health effects. The remaining part of the CAP involves substantial risk information concerning the environment. The Company will perform its obligations under this portion of the CAP after the EPA issues guidance concerning the kinds of environmental information that it believes are reportable. The Company does not believe that its portion of any civil penalties arising from this portion of the CAP will exceed $.2 million.

         The risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the Company's plants, as is the case with other companies involved in the PVC industry. There can be no assurance that additional costs and liabilities will not be incurred by the Company in the future. It is also possible that other developments, such as increasingly strict environmental, safety and health laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant emissions or products, could result in additional costs and liabilities to the Company. A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of such laws and regulations, or public perception, may have an adverse impact on plastic materials. Although many of the Company's major markets are in durable, longer-life applications which could reduce the impact of any such environmental regulation, there is no assurance that possible future legislation or regulation would not have an adverse effect on the Company's business.

         In previous years, there have been efforts by environmental groups to ban chlorine - one of the Company's key raw materials. Proposed legislation to ban chlorine has garnered little support in Congress. Research does not support categorizing all uses of chlorine as harmful to the environment. Although the Company believes that PVC is not harmful to the consumer or the environment due to the stability of its chemical structure, PVC could not be produced if chlorine and chlorine-based products were prohibited. Another issue being addressed is the presence of dioxins in the environment. Dioxins are produced by many types of combustion and the EPA has cited municipal, medical and industrial incinerators as major sources of dioxin. Data generated to date by the American Society of Mechanical Engineers and The Vinyl Institute indicate that vinyl and vinyl production processes are at most minor contributors to overall dioxin emissions.

         The Company does not believe that there are any new laws which will have a material impact on the industry or the Company's capital expenditures, cash flow or liquidity.

         The Company conducts a comprehensive occupational safety and health program. Industry data shows that the Company's safety record is among the best in the chemical industry.

ITEM 2.           PROPERTIES.

         The information required by this item appears on page 34 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference thereto

ITEM 3.           LEGAL PROCEEDINGS.

         In addition to the matters regarding the environment described above under the heading "Business - Environmental, Health and Safety", there are pending or threatened against the Company various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may be finally determined should not have a material effect on the Company's financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                       None.

EXECUTIVE OFFICERS OF THE COMPANY. (INCLUDED PURSUANT TO INSTRUCTION 3 TO PARAGRAPH (b) OF ITEM 401 OF REGULATION S-K)

         Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Except as otherwise noted, the executive officers of the Company were elected to their respective positions immediately following the formation of the Company. Their ages and positions are as follows:

Name                        Age      Position with Company
----                        ---      ---------------------
William F. Patient          62       Chairman of the Board, President and Chief Executive Officer
Donald P. Knechtges         55       Senior Vice President, Technology/Engineering
Louis M. Maresca            46       Vice President, Operations
Edward C. Martinelli        55       Senior Vice President, Commercial
Gregory L. Rutman           54       Vice President, General Counsel & Secretary
Thomas A. Waltermire        47       Chief Financial Officer, Senior Vice President, Human Resources


William F. Patient

        Mr. Patient received a degree in chemical engineering from Washington University, St. Louis. Prior to the April 1993 Geon Initial Public Offering
(IPO) by BFG, Mr. Patient served as Senior Vice President of BFG and as President of BFG's Geon Vinyl Division since May 1989. Prior to joining BFG, Mr. Patient had been associated with Borg-Warner Chemicals since 1962, most recently as Vice President.

Donald P. Knechtges

         Mr. Knechtges received a B.A. in Chemistry from Marietta College in 1963 and a B.S. in Chemical Engineering from Case Institute of Technology in 1965. Mr. Knechtges joined BFG as an engineer in June 1965 and became Senior Vice President, Commercial in December 1991. In August 1995, Mr. Knechtges was named Senior Vice President, Technology/Engineering.

Louis M. Maresca

         Dr. Maresca received a B.S. in Chemistry from Brooklyn College in 1972, a Ph.D. in Physical/Organic Chemistry from Columbia University in 1976 and an M.B.A. from the Weatherhead School at Case Western Reserve University in 1995. Dr. Maresca joined BFG as Vice President, Research and Development for the Geon Vinyl Division in April 1991. In August 1995 he became Vice President, Operations. Prior to joining BFG, Dr. Maresca served General Electric Company in several capacities, most recently General Manager, America's Product Technology.

Edward C. Martinelli

         Mr. Martinelli received a B.S. in Chemical Engineering from the University of Delaware in 1963 and, in 1985, completed the Harvard Business School Advanced Management Program. He joined BFG in September 1963. In June 1987, Mr. Martinelli became Senior Vice President of BFG's Geon Vinyl Division Operations and was named Senior Vice President, Commercial in August 1995.

Gregory L. Rutman

         Mr. Rutman received a B.A. in Business Management from Baldwin-Wallace College in 1964 and a J.D. degree from Cleveland Marshall College of Law in 1969. In 1987, he completed the Executive Program at the Darden Graduate School of Business Administration, University of Virginia. Mr. Rutman joined BFG in October 1974. Since 1985 he functioned as Staff Vice President of BFG and Counsel to the BFG Geon Vinyl Division. Mr. Rutman was elected Secretary and Assistant Treasurer of the Company after the completion of the IPO.

Thomas A. Waltermire

         Mr. Waltermire received a B.S. in Biology from Ohio State University in 1971 and an M.B.A. from Harvard University in 1974. Mr. Waltermire joined BFG in June 1974. In April 1993, he became Senior Vice President and Treasurer of the Company, and in October 1993, became Chief Financial Officer. His duties also include strategic planning, human resources, communication and information technology.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER
          MATTERS.

        The Company's common stock, $.10 par value per share, is reported on the New York Stock Exchange. The information appearing under the captions "Financial Highlights" on page 1 and "Quarterly Data" on page 31 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA.

          The Company has declared and paid cash dividends per share of common stock in the amounts noted in each of the following years:

                                           1993     1994     1995      1996
                                           ----     ----     ----      ----
Dividend paid per Share of Common Stock   $.375     $.50     $.50      $.50


          The additional information required by this item appears on pages 31 and 32 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference thereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

          The information appearing under the captions "Management's Analysis" on pages 16, 18 and 20 and "Cautionary Note on Forward-Looking Statements" on page 33 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference thereto.

ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA.

         The information required by this item appears on pages 17, 19 and 21 through 31 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.
          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT.

              The information regarding the Directors of the Company appearing under the heading "Election of Directors" on pages 2 through 6 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto. Information concerning executive officers of the Company is contained in Part I of this Report under the heading "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION.

        The information regarding Director and executive compensation appearing under the headings "Compensation of Directors" on page 6 and "Executive Compensation" on pages 10 through 20 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

         The information regarding security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Stock" on pages 7 through 9 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

         The information regarding certain relationships and related transactions appearing under the heading "Compensation Committee Interlocks and Insider Participation; Certain Other Relationships" on pages 20 through 23 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K.

          (a)(1) and (2) and (d) - The response to these portions of Item 14 are submitted as a separate section of this Report beginning on page F-1 of this Report.

          (a)(3) and (c) - An index of Exhibits filed as part of this Report is located beginning on page I-1 of this Report.

          (b) Reports on Form 8-K Filed in the Fourth Quarter of 1996:

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                THE GEON COMPANY

                            By: /s/GREGORY L. RUTMAN
                                --------------------
                                Gregory L. Rutman
                  Vice President, General Counsel and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 1997.

Signature                      Title
---------                      -----
/s/WILLIAM F. PATIENT          Chairman of the Board, President, Chief Executive Officer
---------------------------    and Director (Principal Executive Officer)
William F. Patient

/s/THOMAS A. WALTERMIRE        Chief Financial Officer, Senior Vice President, Human Resources
---------------------------    (Principal Financial Officer)
Thomas A. Waltermire

/s/GREGORY P. SMITH            Controller (Principal Accounting Officer)
---------------------------
Gregory P. Smith

/s/JAMES K. BAKER              Director      /s/HARRY A. HAMMERLY       Director
---------------------------                  --------------------------
James K. Baker                               Harry A. Hammerly

/s/GALE DUFF-BLOOM             Director      /s/D. LARRY MOORE          Director
---------------------------                  --------------------------
Gale Duff-Bloom                              D. Larry Moore

/s/JOHN A. BROTHERS            Director      /s/JOHN D. ONG             Director
---------------------------                  --------------------------
John A. Brothers                             John D. Ong

/s/ J. DOUGLAS CAMPBELL        Director      /s/R. GEOFFREY P. STYLES   Director
---------------------------                  --------------------------
J. Douglas Campbell                          R. Geoffrey P. Styles

                          ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a)(1) AND (2) AND (d)

                      INDEX OF FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES


                        FINANCIAL STATEMENT SCHEDULES


                         YEAR ENDED DECEMBER 31, 1996


                               THE GEON COMPANY

                        ITEM 14(a)(1) AND (2) and (d).
                        -----------------------------

THE GEON COMPANY AND SUBSIDIARIES
---------------------------------

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Geon Company and subsidiaries, included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8.

        Consolidated balance sheets - December 31, 1996 and 1995
        Consolidated statements of income - Years ended December 31, 1996,
          1995 and 1994.
        Consolidated statements of stockholders' equity - Years ended
          December 31, 1996, 1995 and 1994.
        Consolidated statements of cash flows - Years ended December 31, 1996,
          1995 and 1994.
        Notes to consolidated financial statements - December 31, 1996. Quarterly data (unaudited) - Years ended December 31, 1996 and 1995.

The following consolidated financial statements schedule of the Registrant and its subsidiaries is included in Item 14(d)

Schedule II     Page F-3        Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
                      THE GEON COMPANY AND SUBSIDIARIES
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (DOLLARS IN MILLIONS)



                                                                  Charged
                                                    Balance at   to Costs      Charged                      Balance
                                                    Beginning       and        to Other                    at End of
                                                    of Period    Expenses      Accounts    Deductions        Period
                                                   -----------  ----------    ---------    ----------      ---------
                                                                                 (C)
Year Ended December 31, 1996
 Reserves for doubtful accounts                       $ 2.1       $ .7          $ --         $ .1 (A)       $ 2.7

 Accrued liabilities for environmental matters         29.1        4.2            --          6.1 (B)        27.2

Year Ended December 31, 1995
 Reserves for doubtful accounts                       $ 1.7       $ .5          $ --         $ .1 (A)       $ 2.1

Accrued liabilities for environmental matters          28.7        2.7            .7          3.0 (B)        29.1

Year Ended December 31, 1994
 Reserves for doubtful accounts                       $ 1.5       $ .5          $ --         $ .3 (A)       $ 1.7

 Accrued liabilities for environmental matters         31.6        --             .1          3.0 (B)        28.7


Notes:
-----
 (A) - Accounts charged off
 (B) - Represents cash payments during the year
 (C) - Translation adjustments and other accrued expenses

                                THE GEON COMPANY
                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit      Description                                                                                                Page
-------      -----------                                                                                                ----
3(i)         Restated Certificate of Incorporation                                                                     _____

3(ii)        Amended and Restated By-Laws                                                                               (a)

4            Instruments defining rights of security holders, including indentures:                                    _____

4.1          Specimen Common Stock Certificate                                                                         _____

4.2          Rights Agreement, dated May 28, 1993, between the Company and Bank of New York, as Rights Agent           _____

4.3          Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee                          _____

10           Material Contracts:

10.1         Incentive Stock Plan (1)                                                                                  _____

10.2         1995 Incentive Stock Plan (1)                                                                             _____

10.3         Benefit Restoration Plan (Section 415) (1)                                                                _____

10.4         Benefit Restoration Plan (Section 401(a)(17)) (1)                                                         _____

10.5         Senior Executive Management Incentive Plan (1)                                                            _____

10.6         Non-Employee Directors Deferred Compensation Plan effective December 9, 1993 (1)                          _____

10.7         Form of Management Continuity Agreement (1)                                                               _____

10.8         U.S. $130 million Credit Agreement dated as of August 16, 1994 among the Company and Citibank, N.A.
             as Agent and NationsBank of North Carolina, N.A. as Co-Agent                                              _____

10.8a        Amendment to the aforesaid Credit Agreement dated as of December 8, 1994                                  _____

10.8b        Amendment Number 2 to the aforesaid Credit Agreement dated as of November 9, 1995                         _____

10.8c        Amendment Number 3 to the aforesaid Credit Agreement dated as of December 19, 1996                        _____

10.9         U.S. $65 million Second Amended and Restated Trade Receivables Purchase and Sale Agreement among the Company, CIESCO, L.P., Corporate Receivables Corporation and Citicorp N.A., Inc. as Agent

10.9a        Amendment to the aforesaid Second Amended and Restated Trade Receivables Purchase and Sale Agreement      _____
             dated as of December 8, 1994

10.10        Second Amended and Restated Lease Dated December 19, 1996 between 1994 VCM Inc. and the
             Company                                                                                                   _____

10.11        Second Amended and Restated Participation Agreement Dated December 19, 1996 among the Company,
             1994 VCM Inc., State Street Bank and Trust Company of Connecticut, National Association and Citibank,
             N.A. as Agent.                                                                                            _____

10.12        Amended and Restated Instrument Guaranty dated as of December 19, 1996                                    _____

10.13        Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

10.14        Amended and Restated Assumption of Liabilities and Indemnification Agreement dated                        _____
             March 1, 1993 and amended and restated April 27, 1993


Exhibit      Description                                                                                               Page
-------      -----------                                                                                               ----
10.15        Intermediates Supply Agreement                                                                            ____

10.16        Put Agreement dated April 27, 1993                                                                        ____

10.17        Partnership Agreement, by and between 1997 Chloralkali Venture Inc., and  Olin Sunbelt, Inc.              (b)
             dated August 23, 1996

10.18        Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company                 (b)
             dated August 13, 1996

10.19        Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and             (b)
             Sunbelt Chlor Alkali Partnership on the other hand

10.20        Rate Swap Transaction as amended between the Company and NationsBank, N.A.                                (b)

11           Statement re computation of per share earnings                                                            ____

13           Annual Report to Stockholders For the Year Ended December 31, 1996

21           Subsidiaries                                                                                              ____

23           Consent of Independent Auditors                                                                           ____

27           Financial Data Schedule                                                                                   ____

-------------------------------------------------------------------------------

(1) Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrants may be participants.

(a) Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-Q for the Quarter Ended June 30, 1996

(b) Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-Q for the Quarter Ended September 30, 1996