Form 10-Q
period 1997-03-31
GEON CO
filed 1997-05-12
CIK 897547

================================================================================
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       ----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997.           COMMISSION FILE NUMBER   1-11804

                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                    34-1730488
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   One Geon Center, Avon Lake, Ohio                     44012
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (216) 930-1000

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

As of March 31, 1997 there were 23,384,568 shares of common stock outstanding. There is only one class of common stock.


--------------------------------------------------------------------------------
================================================================================

Part I.  Financial Information
Item 1. Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1997        1996
                                                          -------    -------
Sales                                                     $ 301.0    $ 245.7
Operating costs and expenses:
     Cost of sales                                          281.8      239.8
     Selling and administrative expenses                     11.4       12.4
                                                          -------    -------
Operating income (loss)                                       7.8       (6.5)
Interest expense                                             (3.2)      (2.9)
Interest income                                                --         .7
Other expense,  net                                          (1.0)       (.2)
                                                          -------    -------
Income (loss) before income taxes                             3.6       (8.9)
Income tax (expense) benefit                                 (1.3)       3.3
                                                          -------    -------
Net income (loss)                                         $   2.3    $  (5.6)
                                                          =======    =======
Earnings per share of common stock:
     Net income (loss)                                    $   .10    $  (.22)
                                                          =======    =======
Number of shares used to compute earnings per share          23.6       25.2

Dividends paid per common share of common stock:          $  .125    $  .125

                        THE GEON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            March 31,  December 31,
                         ASSETS                               1997       1996
                                                            --------    --------
Current assets:
Cash and cash equivalents                                   $   21.3    $   17.9
Accounts receivable, less allowance for doubtful
  receivables ($2.7 in 1997 and in 1996)                        90.7        72.7
Inventories:
  Finished products and in-process                             108.5       102.2
  Raw materials and supplies                                    39.6        36.3
                                                            --------    --------
                                                               148.1       138.5
  LIFO reserve                                                 (34.5)      (33.4)
                                                            --------    --------
                                                               113.6       105.1
Deferred income taxes                                           18.1        18.1
Prepaid expenses                                                18.9        20.0
                                                            --------    --------
     Total current assets                                      262.6       233.8
Property:
  Land, buildings, machinery and equipment                   1,187.3     1,179.9
  Allowances for depreciation and amortization                (735.4)     (722.7)
                                                            --------    --------
       Property, net                                           451.9       457.2
Deferred charges and other assets                               57.5        45.9
                                                            --------    --------
         Total assets                                       $  772.0    $  736.9
                                                            ========    ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                        $   38.5    $   18.9
Accounts payable                                               144.1       126.4
Accrued expenses                                                54.3        57.6
Current portion of long-term debt                                 .7          .7
                                                            --------    --------
     Total current liabilities                                 237.6       203.6
Long-term debt                                                 136.9       137.2
Deferred income taxes                                           33.3        33.0
Postretirement benefits other than pensions                     86.9        86.7
Other non-current liabilities                                   56.5        54.0
                                                            --------    --------
     Total liabilities                                         551.2       514.5
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued         --          --
Common stock, $.10 par, authorized 100.0 shares;
  issued 27.9 shares in 1997 and in 1996                         2.8         2.8
Additional paid-in capital                                     294.1       296.1
Common stock held in treasury (4.5 shares in 1997
  and 4.6 shares in 1996)                                     (113.7)     (115.7)
Retained earnings                                               61.8        62.4
Cumulative translation adjustment                              (19.8)      (18.6)
Equity adjustment to recognize minimum pension liability        (3.3)       (3.3)
Unearned portion of restricted stock awards                     (1.1)       (1.3)
                                                            --------    --------
     Total stockholders' equity                                220.8       222.4
                                                            --------    --------
         Total liabilities and stockholders' equity         $  772.0    $  736.9
                                                            ========    ========



                        THE GEON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                         1997       1996
                                                                      --------   --------
OPERATING ACTIVITIES
            Net income (loss)                                         $   2.3    $  (5.6)
            Adjustments to reconcile net income to net
              cash (used) provided by operating activities:
                Depreciation and amortization                            13.5       13.9
                Provision (credit) for deferred income taxes              1.8       (1.5)
                Change in assets and liabilities:
                    Accounts receivable                                 (18.0)     (12.7)
                    Inventories                                          (8.1)       1.6
                    Accounts payable                                     17.3       (2.6)
                    Accrued expenses                                     (0.4)      13.2
                    Income taxes payable                                 (2.9)        .9
                    Other                                                 2.6       (1.1)
                                                                      -------    -------
            Net cash provided by operating activities                     8.1        6.1

INVESTING ACTIVITIES
            Purchases of property                                        (9.6)     (13.2)
            Investment in and advances to equity affiliates             (11.3)       (.6)
                                                                      -------    -------
NET CASH USED BY OPERATING AND INVESTING ACTIVITIES                     (12.8)      (7.7)

FINANCING ACTIVITIES

            Increase in short-term debt                                  19.4        3.6
            Repayment of long-term debt                                   (.3)       (.3)
            Dividends                                                    (2.9)      (3.1)
            Proceeds from issuance of common stock                         --         .2
                                                                      -------    -------
            Net cash provided by financing activities                    16.2         .4

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    --         .3
                                                                      -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3.4       (7.0)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                   17.9       61.1
                                                                      -------    -------

CASH AND CASH EQUIVALENTS AT MARCH 31                                 $  21.3    $  54.1
                                                                      =======    =======

During the first three months of 1997, the Company paid net income taxes of $3.3 million compared to the first three months of 1996 in which the Company received net income tax refunds of $2.2 million. Cash payments for interest, including amounts capitalized, were $0.7 million for the first three months of 1997 and $0.6 million for the same period of 1996.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note A
------
The accompanying unaudited consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts 1996 have been reclassified to conform to the 1997 interim period presentation.

Note B
------
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined should not have a material adverse effect on the Company's consolidated financial position.

Note C
------
On August 1, 1996, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of Geon common stock. As of March 31, 1997, 600,000 shares have been repurchased. No shares were repurchased in the first quarter of 1997. Future purchases will be dependent on the price of Geon common stock and the Company's cash flow.

Note D
------
The Company has a 50% participation in a joint venture to construct and operate a chlor-alkali plant. In the initial phase, the plant will have an annual capacity of 250,000 tons of chlorine and 275,000 tons of caustic soda. Mechanical completion is expected in late 1997. The new unit will initially supply approximately 35% of Geon's captive chlorine needs. The plant's construction is being financed by the venture partners as the venture pursues its own financing.

Note E
------
On May 2, 1997, the Company announced that it would take a $15 million pre-tax charge in the second quarter of 1997 primarily for employee separation costs. Most position reductions will occur at the Company's Avon Lake, Ohio headquarters through 1998.

Note F
------
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share (EPS)," which requires the disclosure of basic and diluted EPS, as defined therein. No material difference is expected between the reported EPS for the three months ended March 31, 1997 and the disclosures under the new pronouncement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions:
--------------------
Based on The Society of Plastics Industry's March 1997 data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have been 10% higher in the first quarter of 1997 over both the first quarter of 1996 and the fourth quarter of 1996.

Capacity utilization (shipments/capacity) for North America was estimated at 97% of effective capacity (90% of nameplate) during the first quarter of 1997. In the first quarter and fourth quarter of 1996 shipments were 95% and 92% of effective capacity, respectively. North American capacity in the first quarter of 1997 is estimated to have increased 9% since last year's first quarter.

Industry operating margins (price less raw materials) for the largest PVC resin market applications increased approximately 0.5 cents per pound in the first quarter compared to the previous quarter and decreased 0.5 cents per pound compared to the same period in 1996. This change in operating margins was the result of higher average selling prices being largely offset by both higher chlorine and ethylene costs. The selling price of general purpose resins averaged approximately 1.5 and 4.0 cents per pound higher than the fourth quarter and first quarter of 1996, respectively.

No ethylene price changes have been announced to date for the second quarter of 1997. Chlorine demand remains strong and producers have announced increases of $30 per ton effective April 1997. PVC price increases of 4 to 6 cents per pound for the second quarter of 1997 have been announced by the Company and most producers for the domestic pipe and general purpose resin markets, following price increases of generally 5 cents per pound over the February and March period.

Results of Operations:
----------------------
The Company had sales of $301.0 million in the first quarter or 23% above the same quarter last year. Operating income was $7.8 million in the first quarter of 1997 compared to an operating loss of $6.5 million for the first quarter of 1996. For the first quarter of 1997, net income was $2.3 million verses a net loss of $5.6 million for the same period of 1996. During the fourth quarter of 1996, the Company had sales and net income of $279.1 million and $1.6 million, respectively.

The Company's average spread between resin prices and raw material costs (ethylene and chlorine) was essentially flat as compared to the first quarter of 1996, which is slightly better than the pipe and general purpose market change. Compared to the fourth quarter of 1996 the change in the Company's average spread between resin prices and raw material costs was in line with the industry. The Company's first quarter 1997 resin shipments were 20% and 9% higher than the first quarter and fourth quarter of 1996, respectively. Compound shipments in the first quarter of 1997 increased 9% and 5% over the first and fourth quarters of 1996, respectively. The 1996 first quarter operating income was adversely impacted by certain manufacturing operating problems, which resulted in lost production, higher operating maintenance cost and the purchase of replacement materials at a higher cost.

Interest & Other Expense:
-------------------------
Interest expense of $3.2 million during the first quarter of 1997 increased from $2.9 million during the same period of 1996. The increase primarily reflects interest expense on higher average short-term bank debt levels. Other expense, net increased in the first quarter 1997 as compared to the same period of 1996 primarily as a result of higher costs associated with the sale of accounts receivable.

Taxes:
------
The first quarter of 1997 included an income tax expense of $1.3 million on pre-tax income of $3.6 million as compared to an income tax benefit of $3.3 million in the first quarter of 1996 on a pre-tax loss of $8.9 million. Changes in effective tax rates between the periods noted above were primarily attributable to the benefit from a state income tax refund.

Capital Resources and Liquidity:
--------------------------------
During the three months ended March 31, 1997, the Company used $12.8 million of net cash from operating and investing activities compared to a use of $7.7 million during the same period of 1996. Operating activities reflect higher net income and a lower seasonal increase in operating working capital (accounts receivable plus inventory less accounts payable) offset by an increase in investing activities.

Investing activities include the purchase of property of $9.6 million during the first three months of 1997 as compared to $13.2 during the same period in 1996. Capital expenditures for the full year of 1997 are estimated to approximate $60 million compared to $73 million in 1996. Investing activities for 1997 also include $11.3 of investments in and advances to equity affiliates, which includes a joint venture constructing a chlor-alkali plant. The chlor-alkali plant, when completed in late 1997, will provide Geon with approximately 35% of its chlorine requirements.

Financing activities in the first three months of 1997 primarily reflect an increase in short-term bank debt and the payment of dividends. As of March 31, 1997, 1.9 million shares are authorized for repurchase under an August 1996 board of directors resolution. The timing of any stock repurchase depends on the Company's cash flow and market price of its common stock

The Company believes it has sufficient funds to support dividends, debt service requirements and normal capital expenditures plus expenditures and advances associated with the previously announced chlor-alkali plant based on projected operations, existing working capital facilities and other available permitted borrowings.

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

The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1997 to approximate $2 million to $4 million.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At March 31, 1997, the Company had accruals totaling approximately $27 million to cover future environmental remediation expenditures. Environmental remediation expenditures in 1997 are estimated to approximate the level of 1996.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 1997                 THE GEON COMPANY

                            \S\W. D. WILSON
                            ---------------------------------
                            W. D. Wilson
                            Chief Financial Officer,
                            (Principal Financial Officer)

                            \S\G. P. SMITH
                            ---------------------------------
                            G. P. Smith
                            Controller and Assistant Treasurer
                            (Principal Accounting Officer)

Part II-        Other Information

Item 1.         Legal Proceedings
                None.

Item 2.         Changes in Securities
                Not Applicable

Item 3.         Defaults Upon Senior Securities
                None.

Item 4.         Submission of Matters to a Vote of Security Holders:
                None.

Item 5.         Other Information:
                None.

Item 6.         Exhibits and Reports on Form 8-K:

        (a)     Exhibit 11 - Statement re Computation of Per Share Earnings
                Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K
                None