Form 10-Q
period 1997-06-30
GEON CO
filed 1997-08-13
CIK 897547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997.              COMMISSION FILE NUMBER   1-11804

                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                34-1730488
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

     One Geon Center, Avon Lake, Ohio                      44012
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (216) 930-1000

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

As of June 30, 1997 there were 23,185,828 shares of common stock outstanding. There is only one class of common stock.

Part I.  Financial Information
Item 1. Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                            Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                         -----------------------       ---------------------
                                           1997           1996           1997          1996
                                         --------       --------       --------      -------

Sales                                    $  333.0       $  311.8       $  634.0      $  557.5
Operating costs and expenses:
    Cost of sales                           291.0          280.1          572.8         519.9
    Selling and administrative               12.5           13.3           23.9          25.7
    Employee separation                      15.0             --           15.0            --
                                         --------       --------       --------      --------
Operating income                             14.5           18.4           22.3          11.9
Interest expense                             (2.4)          (2.6)          (5.6)         (5.5)
Interest income                                .2             .3             .2           1.0
Other (expense) income, net                  (1.9)            .4           (2.9)           .2
                                         --------       --------       --------      --------

Income before income taxes                   10.4           16.5           14.0           7.6
Income tax expense                           (4.3)          (6.4)          (5.6)         (3.1)
                                         --------       --------       --------      --------

Net income                               $    6.1       $   10.1       $    8.4      $    4.5
                                         ========       ========       ========      ========

Earnings per share of common stock:
    Net income                           $    .26       $    .40       $    .36      $    .18
                                         ========       ========       ========      ========

Number of shares used to compute
  earnings per share                         23.6           25.2           23.6          25.2

Dividends paid per share
  of common stock:                       $   .125       $   .125       $    .25      $    .25

                        THE GEON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               June 30,     December 31,
                               ASSETS                            1997           1996
                                                               --------       --------
Current assets:
Cash and cash equivalents                                      $   45.0       $   17.9
Accounts receivable, less allowance for doubtful
  receivables ($2.7 in 1997 and in 1996)                           91.2           72.7
Inventories:
  Finished products and in-process                                108.9          102.2
  Raw materials and supplies                                       35.6           36.3
                                                               --------       --------
                                                                  144.5          138.5
  LIFO reserve                                                    (34.7)         (33.4)
                                                               --------       --------
                                                                  109.8          105.1
Deferred income taxes                                              18.1           18.1
Prepaid expenses                                                   13.3           20.0
                                                               --------       --------
   Total current assets                                           277.4          233.8
Property:
  Land, buildings, machinery and equipment                      1,191.8        1,179.9
  Allowances for depreciation and amortization                   (747.9)        (722.7)
                                                               --------       --------
     Property, net                                                443.9          457.2
Deferred charges and other assets                                  78.1           45.9
                                                               --------       --------
      Total assets                                             $  799.4       $  736.9
                                                               ========       ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                           $   50.3       $   18.9
Accounts payable                                                  145.7          126.4
Accrued expenses                                                   52.5           57.6
Current portion of long-term debt                                    .7             .7
                                                               --------       --------
   Total current liabilities                                      249.2          203.6
Long-term debt                                                    136.9          137.2
Deferred income taxes                                              34.0           33.0
Postretirement benefits other than pensions                        86.7           86.7
Other non-current liabilities                                      72.9           54.0
                                                               --------       --------
   Total liabilities                                              579.7          514.5
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued             -              -
Common stock, $.10 par, authorized 100.0 shares;
  issued 27.9 shares in 1997 and in 1996                            2.8            2.8
Additional paid-in capital                                        294.7          296.1
Common stock held in treasury (4.7 shares in 1997
  and 4.6 shares in 1996)                                        (117.8)        (115.7)
Retained earnings                                                  65.0           62.4
Cumulative translation adjustment                                 (20.7)         (18.6)
Equity adjustment to recognize minimum pension liability           (3.3)          (3.3)
Unearned portion of restricted stock awards                        (1.0)          (1.3)
                                                               --------       --------
   Total stockholders' equity                                     219.7          222.4
                                                               --------       --------
      Total liabilities and stockholders' equity               $  799.4       $  736.9
                                                               ========       ========

                        THE GEON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                    Six Months Ended
                                                                       June 30,
                                                                   ------------------
                                                                    1997        1996
                                                                   -------     ------
OPERATING ACTIVITIES
        Net income                                                  $ 8.4       $ 4.5
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Employee separation                                      15.0          --
            Depreciation and amortization                            26.2        28.1
            Provision for deferred income taxes                       1.0         2.7
            Change in assets and liabilities:
                Accounts receivable                                 (17.7)      (32.4)
                Inventories                                          (3.6)         .2
                Accounts payable                                     19.0         8.9
                Accrued expenses                                     (2.0)        3.0
                Income taxes payable                                 (3.1)         .4
                Other                                                14.1       (13.2)
                                                                    -----       -----
        Net cash provided by operating activities                    57.3         2.2

INVESTING ACTIVITIES
        Purchases of property                                       (16.2)      (32.5)
        Investment in and advances to equity affiliates             (34.9)       (5.2)
                                                                    -----       -----
NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES        6.2       (35.5)

FINANCING ACTIVITIES
        Increase in short-term debt                                  30.9          .6
        Repayment of long-term debt                                   (.3)        (.3)
        Repurchase of common stock                                   (4.1)       (4.9)
        Dividends                                                    (5.8)       (6.2)
        Proceeds from issuance of common stock                         --          .4
                                                                    -----       -----
        Net cash provided (used) by financing activities             20.7       (10.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                .2          .4
                                                                    -----       -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     27.1       (45.5)

CASH AND CASH EQUIVALENTS AT JANUARY 1                               17.9        61.1
                                                                    -----       -----

CASH AND CASH EQUIVALENTS AT JUNE 30                                $45.0       $15.6
                                                                    =====       =====

During the six months of 1997, the Company received net income tax refunds of $2.7 million compared to the first six months of 1996 in which the Company paid net income taxes of $0.6 million. Cash payments for interest, including amounts capitalized, were $5.9 million for the first six months of 1997 and $5.4 million for the same period of 1996.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note A
------
The accompanying unaudited consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts for 1996 have been reclassified to conform to the 1997 interim period presentation.

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

Note C
------
On August 1, 1996, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of Geon common stock. As of June 30, 1997, 800,000 shares have been repurchased. During the second quarter of 1997 200,000 shares were repurchased. Future purchases will be dependent on the price of Geon common stock and the Company's cash flow.

Note D
------
The Company has a 50% participation in a joint venture to construct and operate a chlor-alkali plant. In the initial phase, the plant will have an annual capacity of 250,000 tons of chlorine and 275,000 tons of caustic soda. Mechanical completion is expected in late 1997. The new unit will initially supply approximately 35% of Geon's captive chlorine needs. The plant's construction is being financed by the venture partners as the Company and its venture partner pursue a financing by the joint venture of approximately $200 million.

Note E
------
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share (EPS)," which requires the disclosure of basic and diluted EPS, as defined therein. No material difference is expected between the reported EPS for the three month or six month periods ended June 30, 1997 and the disclosures under the new pronouncement.

Note F
------
In the second quarter of 1997, the Company recorded a $15 million pre-tax charge primarily for employee separation costs. Most position reductions will occur at the Company's Avon Lake, Ohio headquarters through 1998.

Note G
------
On July 16, 1997, The BFGoodrich Company (BFG) announced that it entered into a definitive agreement with the Westlake Group to purchase BFG's chlor-alkali and olefins facilities in Calvert City Kentucky. BFG stated the sale is expected to be completed during the third quarter of 1997, subject to certain regulatory filings and normal closing matters. Should BFG sell the Calvert City facilities to Westlake Group, Geon's obligations under a "put" agreement, as disclosed in the Geon Company's 1996 Annual Report, will lapse.

Note H
------
On August 1, 1997, agreements were finalized and operations of a new joint venture, Australian Vinyls Coporation Limited, commenced. The joint venture resulted from the merger of Geon's and ICI Australia Limited's Australian PVC operations. During the first six months of 1997 Geon's Australian PVC operations had sales of $42.2 million and operating income of $.8 million. Geon's Australian PVC operations total assets at June 30, 1997 were approximately $44 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions:
--------------------
Based on The Society of Plastics Industry's June 1997 data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have been 3% lower in the second quarter of 1997 versus the first quarter of 1997 and were about 1% higher than in the same quarter in 1996. For the first six months of 1997, North American shipments are 5% higher than in the same period of last year. Exports from North America year-to-date (which represented about 9% of total shipments) were 8% more than a year ago.

Capacity utilization (shipments/capacity) for North America was estimated at 94% of effective capacity (87% of nameplate) during the second quarter of 1997 as compared to second quarter 1996 when producer effective capacity was at full utilization. In the first quarter of 1997, shipments were 97% of effective capacity. North American capacity in the second quarter of 1997 is estimated to have increased 8% over the past twelve months.

Industry operating margins (price less raw materials) for the largest PVC resin market applications increased approximately 2.5 cents per pound in the second quarter compared to the previous quarter and decreased 0.5 cent per pound compared to the same period in 1996. This change in operating margins in the second quarter versus the first quarter of 1997 was primarily the result of higher average selling prices which averaged approximately 3.0 cents per pound higher for the period. For the first six months, industry operating margins averaged 0.5 cent per pound below 1996 with higher selling prices being more than offset by higher ethylene and chlorine costs.

Recent industry ethylene supply disruptions may delay anticipated reductions in pricing until the end of the third quarter. While chlorine demand remains strong, prices during the third quarter are expected to approximate the second quarter. An improved demand outlook is projected for the third quarter, however, the North American resin pricing outlook is uncertain as downward pressure exists early in the third quarter. Quoted August 1997 export pricing is approximately 3.5 cents per pound below the June 1997 level.

Results of Operations:
----------------------
The Company had sales of $333.0 million in the second quarter versus $311.8 million in the same quarter of 1996. Operating income was $29.5 million in the second quarter of 1997 excluding a special charge of $15.0 million ($9.2 million after-tax) for employee separation costs. During the same period a year ago operating income was $18.4 million. In the first quarter of 1997 Geon had sales of $301.0 million and operating income of $7.8 million. Net income for the second quarter of 1997 and 1996 was $6.1 million and $10.1 million, respectively.

The Company's second quarter 1997 resin shipments were 1% and 4% below the first quarter of 1997 and second quarter 1996, respectively, as demand moderated and customers reduced inventories in the second quarter of 1997. The Company's average spread between resin prices and raw material costs (ethylene and chlorine) versus the first quarter of 1997 and the same period last year was in-line with the industry. Compound sales volume in the second quarter of 1997 was approximately 10% above the same period a year ago.

The Company continues efforts to reduce its cost and announced in May 1997 it recorded a $15 million pre-tax charge ($9.2 million after-tax), primarily for employee separation costs. Most position reductions will occur at the Company's headquarters though 1998.

For the first six months of 1997, sales were $634.0 million and net income was $17.6 million before the above special charge. For the same period of 1996 the Company had sales of $557.5 million and net income of $4.5 million.

Interest & Other Expense:
-------------------------
Interest expense of $2.4 million during the second quarter of 1997 was slightly lower than interest expense of $2.6 million during the corresponding period in 1996. Other income (expense), net was an expense of $1.9 million during the first half of 1997 as compared to income of $.4 million in 1996. The change in other income (expense) is primarily due to currency translation and higher levels of accounts receivable sales.

Taxes:
------
The second quarter of 1997 included an income tax expense of $4.3 million on pre-tax income of $10.4 million as compared to an income tax expense of $6.4 million in the second quarter of 1996 on a pre-tax income of $16.5 million. For the first half of 1997 income tax expense was $5.6 million on pre-tax income of $14.0 million as compared to income tax expense of $3.1 million on pre-tax income of $7.6 during the same period 1996. Changes in effective tax rates between the periods noted above were primarily attributable to the benefit from a state income tax refund.

Capital Resources and Liquidity:
--------------------------------
During the six months ended June 30, 1997, the Company provided $6.2 million of net cash from operating and investing activities compared to using $35.5 million during the same period of 1996. Operating activities reflect higher earnings before the special charge and the timing of pension obligation funding. Also, net operating working capital (accounts receivable plus inventory less accounts payable) increased $21.0 million less in 1997 versus 1996.

Investing activities include the purchase of property of $16.2 million during the first six months of 1997 or approximately half the 1996 level of spending. Capital expenditures for the full year of 1997 are estimated to approximate $55 million compared to $73 million in 1996. Investing activities for 1997 also include $34.9 million of investments in and advances to equity affiliates, which includes a joint venture involved in constructing a chlor-alkali plant. The chlor-alkali plant, when completed in late 1997, will provide Geon with approximately 35% of its chlorine requirements.

Financing activities in the first six months of 1997 primarily reflect an increase in short-term bank debt, the payment of dividends and the repurchase of 200,000 shares of common stock authorized under a August 1996 board of directors resolution. As of June 30, 1997, 1.7 million shares remain authorized for repurchase. The timing of any stock repurchase depends on the Company's cash flow and market price of its common stock

The Company believes it has sufficient funds to support dividends, debt service requirements and normal capital expenditures plus expenditures and advances associated with the previously announced chlor-alkali joint-venture based on projected operations, existing working capital facilities and other available permitted borrowings. The Company and its venture partner are pursuing a financing by the chlor-alkali joint venture of approximately $200 million.

Environmental Matters:
----------------------
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to ensure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1997 to approximate $2 million to $4 million.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At June 30, 1997, the Company had accruals totaling approximately $27 million to cover future environmental remediation expenditures. Environmental remediation expenditures in 1997 are estimated to approximate the level of 1996.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
               None.

Part II -      Other Information

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               Not Applicable

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Stockholders on May 1, 1997. As described in the 1997 Proxy Statement, the following action was taken:

               a) The nine nominees for directors were elected. The votes for the directors were as follows:

                                              Number of Shares             Number of Share
                                                 Voted For                  Votes Withheld
                                              ----------------             ----------------
               James K. Baker                     21,068,267                    269,566
               Gale Duff-Bloom                    21,086,852                    250,981
               J. A. Fred Brothers                21,093,295                    244,538
               J. Douglas Campbell                21,095,132                    242,701
               Harry A. Hammerly                  21,092,753                    295,080
               D. Larry Moore                     21,092,461                    245,372
               John D. Ong                        20,755,444                    582,389
               William F. Patient                 21,076,191                    261,642
               R. Geoffrey P. Styles              21,070,661                    267,172

Item 5.        Other Information:
               None.

Item 6.        Exhibits and Reports on Form 8-K:

        (a)    Exhibit 11 - Statement re Computation of Per Share Earnings
               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K

               In May 1997, the Company filed an 8-K announcing a reduction in personnel positions and recorded a $15 million pre-tax charge against earnings in the second quarter.

               In May 1997, the Company also filed an 8-K announcing the appointment of Thomas A. Waltermire as Executive Vice President and Chief Operating Officer with W. David Wilson replacing him as Vice President and Chief Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1997                           THE GEON COMPANY

                                          \S\W. D. WILSON
                                          ----------------------------------
                                          W. D. Wilson
                                          Chief Financial Officer,
                                          (Principal Financial Officer)

                                          \S\G. P. SMITH
                                          ----------------------------------
                                          G. P. Smith
                                          Controller and Assistant Treasurer
                                          (Principal Accounting Officer)