Form 10-Q
period 1997-09-30
GEON CO
filed 1997-11-14
CIK 897547

================================================================================
--------------------------------------------------------------------------------
                                    FORM 10-Q

                       ----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997.          COMMISSION FILE NUMBER   1-11804

                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       34-1730488
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

   One Geon Center, Avon Lake, Ohio                       44012
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (440) 930-1000

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


As of November 12, 1997 there were 23,193,529 shares of common stock outstanding. There is only one class of common stock.

--------------------------------------------------------------------------------
================================================================================

Part I.  Financial Information
Item 1. Financial Statements


                        THE GEON COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                           1997           1996          1997            1996
                                         --------       --------       --------       --------
Sales                                    $  303.7       $  307.8       $  937.7       $  865.3
Operating costs and expenses:
    Cost of sales                           273.7          280.4          846.5          800.3
    Selling and administrative               11.7           14.0           35.6           39.7
    Employee separation                        --             --           15.0             --
                                         --------       --------       --------       --------
Operating income                             18.3           13.4           40.6           25.3
Interest expense                             (2.8)          (2.8)          (8.4)          (8.3)
Interest income                                .2             .2             .4            1.2
Other expense,  net                          (1.6)           (.5)          (4.5)           (.3)
                                         --------       --------       --------       --------
Income before income taxes                   14.1           10.3           28.1           17.9
Income tax expense                           (3.5)          (4.2)          (9.1)          (7.3)
                                         --------       --------       --------       --------
Net income                               $   10.6       $    6.1       $   19.0       $   10.6
                                         ========       ========       ========       ========
Earnings per share of common stock:
    Net income                           $    .45       $    .25       $    .81       $    .43
                                         ========       ========       ========       ========
Number of shares used to compute
  earnings per share                         23.3           24.3           23.5           24.9
Dividends paid per share
  of common stock:                       $   .125       $   .125       $   .375       $   .375

                        THE GEON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             September 30,  December 31,
                               ASSETS                            1997           1996
                                                             -------------  ------------
                                                              (Unaudited)
Current assets:
Cash and cash equivalents                                      $   25.5       $   17.9
Accounts receivable, less allowance for doubtful
  receivables ($2.4 in 1997 and $2.7 in 1996)                      87.4           72.7
Inventories:
  Finished products and in-process                                 91.6          102.2
  Raw materials and supplies                                       35.8           36.3
                                                               --------       --------
                                                                  127.4          138.5
  LIFO reserve                                                    (33.9)         (33.4)
                                                               --------       --------
                                                                   93.5          105.1
Deferred income taxes                                              19.6           18.1
Prepaid expenses                                                   12.1           20.0
                                                               --------       --------
   Total current assets                                           238.1          233.8
Property:
  Land, buildings, machinery and equipment                      1,160.2        1,179.9
  Allowances for depreciation and amortization                   (732.3)        (722.7)
                                                               --------       --------
     Property, net                                                427.9          457.2
Deferred charges and other assets                                 127.6           45.9
                                                               --------       --------
      Total assets                                             $  793.6       $  736.9
                                                               ========       ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Short-term bank debt                                           $   53.1       $   18.9
Accounts payable                                                  130.1          126.4
Accrued expenses                                                   55.0           57.6
Current portion of long-term debt                                    .7             .7
                                                               --------       --------
   Total current liabilities                                      238.9          203.6
Long-term debt                                                    136.7          137.2
Deferred income taxes                                              38.6           33.0
Postretirement benefits other than pensions                        86.7           86.7
Other non-current liabilities                                      65.6           54.0
                                                               --------       --------
   Total liabilities                                              566.5          514.5
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued          --             --
Common stock, $.10 par, authorized 100.0 shares;
  issued 27.9 shares in 1997 and in 1996                            2.8            2.8
Additional paid-in capital                                        299.0          296.1
Common stock held in treasury (4.7 shares in 1997
  and 4.6 shares in 1996)                                        (117.8)        (115.7)
Retained earnings                                                  68.6           62.4
Cumulative translation adjustment                                 (21.3)         (18.6)
Equity adjustment to recognize minimum pension liability           (3.3)          (3.3)
Unearned portion of restricted stock awards                         (.9)          (1.3)
                                                               --------       --------
   Total stockholders' equity                                     227.1          222.4
                                                               --------       --------
      Total liabilities and stockholders' equity               $  793.6       $  736.9
                                                               ========       ========

                        THE GEON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                               Nine Months Ended
                                                                  September 30,
                                                              ---------------------
                                                               1997          1996
                                                              -------       -------
OPERATING ACTIVITIES
        Net income                                            $  19.0       $  10.6
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Employee separation                                  15.0          --
            Depreciation and amortization                        39.4          41.6
            Provision for deferred income taxes                   4.1           3.0
            Change in assets and liabilities:
                Accounts receivable                              (9.9)        (10.0)
                Inventories                                        .8          (3.4)
                Accounts payable                                  4.1           5.4
                Accrued expenses                                  1.7           (.6)
                Income taxes payable                             (3.3)          3.1
                Other                                            11.5          (8.2)
                                                              -------       -------
        Net cash provided by operating activities                82.4          41.5

INVESTING ACTIVITIES
        Purchases of property                                   (28.5)        (53.5)
        Investment in and advances to equity affiliates         (66.6)         (9.0)
                                                              -------       -------
NET CASH USED BY OPERATING AND INVESTING ACTIVITIES             (12.7)        (21.0)

FINANCING ACTIVITIES
        Increase in short-term debt                              34.2           7.5
        Repayment of long-term debt                               (.5)          (.5)
        Repurchase of common stock                               (4.1)        (21.8)
        Dividends                                                (8.7)         (9.2)
        Proceeds from issuance of common stock                   --              .4
                                                              -------       -------
        Net cash provided (used) by financing activities         20.9         (23.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (.6)           .4
                                                              -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  7.6         (44.2)

CASH AND CASH EQUIVALENTS AT JANUARY 1                           17.9          61.1
                                                              -------       -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                     $  25.5       $  16.9
                                                              =======       =======

During the nine months of 1997 and 1996, the Company paid net income tax refunds of $1.9 million and $2.2 million, respectively. Cash payments for interest, including amounts capitalized, were $7.0 million for the first nine months of 1997 and $6.0 million for the same period of 1996.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note A
------

The accompanying unaudited consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts for 1996 have been reclassified to conform to the 1997 interim period presentation.

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

Note C
------

On August 1, 1996, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of Geon common stock. As of September 30, 1997, 800,000 shares have been repurchased. No additional shares were repurchased during the third quarter of 1997. Future purchases will be dependent on the price of Geon common stock, the Company's cash flow and management's discretion.

Note D
------

The Company has a 50% participation in a joint venture to construct and operate a chlor-alkali plant. In the initial phase, the plant will have an annual capacity of 250,000 tons of chlorine and 275,000 tons of caustic soda. Mechanical completion and the start-up of production are expected in the fourth quarter of 1997. The new unit will initially supply approximately 35% of Geon's captive chlorine needs. The plant's construction is being financed by the venture partners as the Company and its venture partner pursue private placement financing by the joint venture of approximately $200 million.

Note E
------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share (EPS)," which requires the disclosure of basic and diluted EPS, as defined therein. No material difference is expected between the reported EPS for the three month or nine month periods ended September 30, 1997 and the disclosures under the new pronouncement.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company intends to comply with the provisions of this Statement upon its required adoption in 1998 and is currently studying the effects of adopting this statement.

In June 1997, the FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and which requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently studying the potential effects of adoption of this statement which is required in 1998.

Note F
------

In the second quarter of 1997, the Company recorded a $15 million pre-tax charge primarily for employee separation costs. Most position reductions will occur at the Company's Avon Lake, Ohio headquarters through 1998.

Note G
------

In August 1997, The BFGoodrich Company (BFG) completed the sale of its chlor-alkali and olefins facilities in Calvert City , Kentucky to the Westlake Group. With the completion of the sale, the Company's obligation to purchase the Calvert City, Kentucky facilities from BFG under a "put" agreement, as disclosed in The Geon Company's 1996 Annual Report, has lapsed.

Note H
------

On August 1, 1997, agreements were finalized and operations of a new joint venture, Australian Vinyls Corporation Limited (AVC), commenced. The joint venture resulted from the merger of Geon's and ICI Australia Limited's Australian PVC operations. During the first six months of 1997 Geon's Australian PVC operations had sales of $42.2 million and operating income of $.8 million. Geon has an approximate 37% ownership interest in AVC which is recorded on an equity basis.

Note I
------

On October 30, 1997 the Company acquired 100% of the voting common shares and more than 95% of the outstanding Class A non-voting shares of Synergistics Industries Limited (Synergistics) of Mississauga, Ontario, Canada. The $85 million purchase of Synergistics will be accounted for as a purchase. The purchase of Synergistics was financed with a new $97 million short-term acquisition facility, which was entered into in October 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions:
--------------------

Based on The Society of Plastics Industry's August 1997 data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have been flat in the third quarter of 1997 as compared to the previous quarter and were about 5% higher than in the same quarter of 1996. For the first nine months of 1997, North American shipments were 5% higher than in the same period of last year. Exports from North America year-to-date (which represented about 10% of total industry shipments) increased 27% as compared to a year ago.

Capacity utilization (shipments/capacity) for North America was estimated at 93% of effective capacity (86% of nameplate) during the third quarter of 1997 or down 2% versus the same quarter last year. In the second quarter of 1997, shipments were 94% of effective capacity. North American capacity in the first nine months of 1997 is estimated to have increased 8% over the same period of 1996.

Industry operating margins (price less large buyer ethylene and market chlorine cost as reported in industry trade journals and newsletters) for the largest PVC resin market applications decreased approximately 2.0 cents per pound in the third quarter compared to the previous quarter and decreased 0.5 cent per pound compared to the same period in 1996. This change in operating margins in the third quarter versus the second quarter of 1997 was primarily the result of lower average selling prices which averaged approximately 2.5 cents per pound below the previous quarter. For the nine month period, our projection of industry operating margins averaged 1.0 cent per pound below 1996 with higher selling prices being more than offset by higher ethylene and chlorine costs.

The fourth quarter resin margin outlook is problematic as the resin price picture remains unclear. The quarter, which began with strong demand, is expected to see a seasonal slowing in late November through year end. A series of resin price increases totaling four cents per pound over the course of the quarter have been announced. However, the strength of PVC demand relative to available supply will be an important factor on the ultimate level of resin pricing. Ethylene pricing may decline from the third quarter reflecting lower industry capacity utilization rates as new capacity comes on stream. However, upward pressure on ethane and propane prices could negate a portion, or all of this decline. Chlorine supply and demand are projected to remain balanced in the fourth quarter of 1997.

Results of Operations:
----------------------

The Company had sales of $303.7 million in the third quarter of 1997 versus $307.8 million in the same quarter of 1996. Operating income was $18.3 million in the third quarter of 1997, or $4.9 million above the same period last year. In the second quarter of 1997 Geon had sales of $333.0 million and operating income of $29.5 million, excluding a special charge of $15.0 million for employee separation costs. Net income for the third quarter of 1997 and of 1996 was $10.6 million and $6.1 million, respectively.

The Company's third quarter 1997 resin shipments were 4% and 8% higher than the second quarter of 1997 and third quarter 1996, respectively. The Company's average spread between resin prices and raw material costs (ethylene and chlorine) as compared to the second quarter of 1997 was in-line with the industry trade projections and moderately better than the industry trade projections versus the same quarter last year. Compound sales volume in the third quarter of 1997 was approximately 6% above the same period a year ago.

The Company continues to reduce its costs and announced in May 1997 that it had recorded a $15 million pre-tax charge ($9.2 million after-tax), primarily for employee separation costs. Most position reductions will occur at the Company's headquarters and take place throughout 1998.

For the first nine months of 1997, sales were $937.7 million and net income was $28.2 million before the above mentioned employee separation special charge. For the same period of 1996, the Company had sales of $865.3 million and net income of $10.6 million.

Interest & Other Expense:
-------------------------

Interest expense of during the third quarter of 1997 and first nine months of 1997 was flat with the corresponding periods of 1996. Other expense, net was an expense of $4.5 million during the first nine months of 1997 as compared to income of $0.3 million in 1996. The change in other expense, net, is primarily due to unfavorable unrealized currency translation and to higher balances within the Company's accounts receivable sales facility.

Taxes:
------

The third quarter of 1997 included an income tax expense of $3.5 million on pre-tax income of $14.1 million as compared to an income tax expense of $4.2 million in the third quarter of 1996 on a pre-tax income of $10.3 million. The third quarter 1997 income tax expense includes a $2.0 million benefit from an adjustment to prior years federal income tax liability. Year-to-date 1997 income tax expense was $9.1 million on pre-tax income of $28.1 million as compared to income tax expense of $7.3 million on pre-tax income of $17.9 during the same period of 1996. Changes in effective tax rates between the periods noted above were primarily attributable to the adjustment of prior years income tax liability and the benefit from a state income tax refund.

Capital Resources and Liquidity:
--------------------------------

During the nine months ended September 30, 1997, the Company used $12.7 million of net cash in operating and investing activities as compared to using $21.0 million during the same period of 1996. This improvement in operating cash flow largely reflects higher operating earnings and lower capital expenditures, offset primarily by investments in and advances to equity affiliates. Net operating working capital (accounts receivable plus inventory less accounts payable) increased $3.0 million less in 1997 than in 1996.

Investing activities include the purchase of property of $28.5 million during the first nine months of 1997 or $25.0 million below the same period of 1996. Capital expenditures for the full year of 1997 are estimated to be approximately $50 million as compared to $73 million in 1996. Investing activities for the first nine months of 1997 also include $66.6 million of investments in and advances to equity affiliates, which includes a joint venture involved in constructing a chlor-alkali plant.

Financing activities in the first nine months of 1997 primarily reflect an increase in short-term bank debt, the payment of dividends and the repurchase of 200,000 shares of common stock authorized under an August 1996 Board of Directors resolution. As of September 30, 1997, 1.7 million shares remain authorized for repurchase.

The Company believes it has sufficient funds to support dividends, debt service requirements and normal capital expenditures plus expenditures and advances associated with the chlor-alkali joint-venture based on projected operations, existing working capital facilities and other available permitted borrowings. The Company and its venture partner are pursuing a financing by the chlor-alkali joint venture of approximately $200 million. In October 1997, the Company entered into a new short-term acquisition facility of approximately $97 million to finance the purchase of Synergistics Industries Limited's shares.

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

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1997 to approximate $2 million to $4 million.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At September 30, 1997, the Company had accruals totaling approximately $27 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1997 are estimated to approximate the level of 1996.

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

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information:
               None.

Item 6.        Exhibits and Reports on Form 8-K:

        (a)    Exhibit 11 - Statement re Computation of Per Share Earnings
               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K

               In July 1997, the Company filed an 8-K announcing that it had formed a wholly owned subsidiary, Polymer Diagnostics, Inc.

               Also in July 1997, the Company announced that it had finalized the joint venture (Australian Vinyls Corporation Limited) between its Australian polyvinyl chloride operations and the PVC operations of ICI Australia Limited.

               In August 1997, the Company filed an 8-K announcing its obligation to purchase the Calvert City, Kentucky, Chlor-alkali and olefins facilities from The BFGoodrich Company under a "put" agreement had lapsed.

               In September 1997, the Company filed an 8-K announcing that it has obtained a U.S. District Court judgement to prevent Universal Vinyl Corporation from infringing a patent Geon holds on pearlescent compounds used in the production of vinyl vertical window blinds. Additionally, the Federal Court for the Southern District of Florida awarded Geon triple damages of $4.3 million for past willful infringement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1997                 THE GEON COMPANY

                                  \S\W. D. WILSON
                                  ---------------
                                  W. D. Wilson

                                  Vice President and Chief Financial Officer,
                                  (Principal Financial Officer)

                                  \S\G. P. SMITH
                                  --------------
                                  G. P. Smith
                                  Controller and Assistant Treasurer
                                  (Principal Accounting Officer)