Form 10-K405
period 1997-12-31
GEON CO
filed 1998-03-24
CIK 897547

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997. COMMISSION FILE NUMBER 1-11804

                                THE GEON COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          34-1730488
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

One Geon Center, Avon Lake, Ohio                          44012-0122
(Address of principal executive offices)                   (Zip-Code)

   Registrant's telephone number, including area code          (440) 930-1000

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------

     Common Stock, par value                     New York Stock Exchange
         $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 16, 1998 was approximately $466,746,000. On such date, 22,978,258 of such shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement dated March 20,1998 are incorporated by reference into Part III.

      The Exhibit Index is located herein beginning at sequential page I-1.

===============================================================================

PART I
------------------------------------------------------------------------------

ITEM 1.  BUSINESS.
------------------
GENERAL

         The Geon Company, together with its subsidiaries (the Company), is the world's largest manufacturer and marketer of polyvinyl chloride (PVC) compounds and a leading North American producer of PVC resins. PVC is the world's second most widely used plastic. It is an attractive alternative to traditional materials such as glass, metal and wood and other plastic materials because of its versatility, durability and cost competitiveness. PVC's largest applications are associated with infrastructure development, building products and consumer durable goods. The Company also produces and markets vinyl chloride monomer
(VCM), an intermediate precursor to PVC. The Company operates in one business segment with operations primarily located in the United States and Canada. On October 31, 1997, the Company acquired Synergistics Industries Limited (Synergistics), a manufacturer of a broad line of plastic compounds and liquid plasticizers (see "Products" below). Synergistics has approximately 500 employees and six manufacturing sites in the United States and Canada. The Company sells its PVC resins to third parties who produce their own compounds for use primarily in larger volume construction applications, such as pipe and pipe fittings, vinyl house siding, flooring, wall coverings and window components. The Company also manufactures its own PVC compounds for sale to third parties who use such compounds in a variety of applications, such as electrical conduits and wire insulation, packaging (including film, bottle and specialty packaging), residential windows and higher-performance applications, such as business machine housings, application components and medical devices. As of December 31, 1997 the Company's North American nameplate PVC capacity was approximately 2.8 billion pounds, or approximately 18% of total U.S. and Canadian PVC capacity.

PRODUCTS
         The Company's products include PVC compounds, PVC suspension and mass resins, specialty dispersion resins, and vinyl chloride monomer (VCM), an intermediate pre-curser to PVC. In addition, the Company offers its analytical, testing and problem-solving capabilities to customers and suppliers through Polymer Diagnostics Inc., a newly formed business venture. The Company also produces chlorine for use in its production processes through a joint venture arrangement. Chlorine is an essential raw material in the production of VCM and PVC.
         Compounds are made by combining vinyl resin with additives. Depending upon the additives used, the compound can be either rigid and impact-resistant or soft and flexible. Compounds are fabricated by customers of the Company by extrusion, calendaring, injection-molding or blow-molding. Flexible compounds are used for wire and cable insulation, automotive interior and exterior trim, packaging and medical devices. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction applications. Injection-molding PVC compounds are used in specialty parts like business machine components, application parts and bottles. The Company's development of compounds that can be injection-molded into thin-walled complex parts or that have other unique characteristics has opened new applications and markets for PVC products. With the acquisition of Synergistics, the Company added plasticizers and additives that give flexibility to PVC, to its list of products. These are produced for both internal use and for sale to third parties. In addition, Synergistics produces non-PVC compounds including thermoplastic elastomers and cross-linked polyethylene.
         The Company supports its compound products by providing service to customers through enhanced customer support. The Company's sales force works with engineering and marketing experts of original equipment manufacturers in addition to purchasing agents to create new uses for PVC products and to replace more costly plastics and other traditional materials such as wood, glass or aluminum through the development of cost-effective solutions that meet specific customer needs. In addition, the Company uses a combination of material science, computer-aided design and prototype part production capabilities to assist customers in the development and application of new uses for higher-performance PVC compounds.
         PVC suspension and mass resins, named for the different processes used to produce them, are powders that cannot be used without the addition of ingredients to form a vinyl compound. Suspension/mass resins can be further categorized as general purpose and special purpose resins. General purpose resins comprise the largest segment of resins by volume and are typically used in rigid applications such as pipe and exterior siding. Special purpose resins are a broad category of resins possessing unique characteristics such as color and clarity and are used in a wide variety of applications such as film, medical and automotive products. Geon's PVC resin production supplies the Company's compounding operations. In addition, the Company sells PVC resin to third party trade customers. Similarly, VCM is used primarily internally for the production of PVC resin. The Company supplies approximately one-third of its chlorine requirements through a joint venture arrangement with Olin Corporation. Specialty dispersion resins are much finer in particle size than suspension resins. Compounded with plasticizers they take on soft, flexible characteristics. They are used primarily in wire and metal coatings, vinyl flooring, vinyl wall coverings and automotive interiors, as well as in consumer products such as toys.

         In 1997, 40% of the Company's total revenues were attributable to compound sales, 44% to suspension and mass resins, 9% to specialty and dispersion resins and the remaining 7% to VCM sales and other revenues. Approximately 66% of the Company's PVC shipments (in pounds) in 1997 were sold as suspension and mass PVC resins, with 25% sold as PVC compounds and 9% as specialty dispersion resins.


COMPETITION
         The Company competes with major U.S. chemical manufacturers and diversified companies, some of which have greater financial resources than the Company. Competition in the industry is based upon factors, the importance of which vary depending on the specific characteristics of the product and the applicable market, ranging from price and availability to product performance and customer and technical support.
         With respect to PVC resins, the Company competes primarily with seven major North American PVC producers: Borden Chemicals and Plastics Limited Partnership; CONDEA Vista Chemical Company (a subsidiary of RWE-DEA Hamburg, Germany); Formosa Plastics Corporation U.S.A. (a subsidiary of Formosa Plastic Group, Taipei, Taiwan); Georgia Gulf Corporation; Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation), Shintech, Inc. (a subsidiary of Shin Etsu Chemical Co., Ltd., Tokyo, Japan) and The Westlake Group. The key competitive factors are price, product availability and performance. In 1997, the eight largest resin producers (one of which is the Company) accounted for approximately 92% of the total estimated resin capacity. None of the producers had more than 20% of total resin capacity. With respect to PVC compounds, the Company competes with certain of the foregoing entities along with many independent custom compounders.
         Because there is no single PVC compound market, the manner in which the Company competes varies from market to market, although in each market the Company competes primarily on the basis of product consistency and customer service in addition to price. In certain PVC compound markets, such as pipe fittings, wire and cable, and bottles, the Company competes with other PVC resin manufacturers. In the markets for higher performance PVC compounds, such as extrusion and injection molding compounds for business equipment, appliances, telecommunications and construction, the Company competes less with traditional PVC manufacturers and more with other non-PVC plastic manufacturers, such as General Electric Company, Bayer AG and The Dow Chemical Company. Manufacturing margins and prices in these markets tend to be higher and more stable than PVC resin and other compound markets, although such areas have higher support costs comprised of sales, marketing, technical service, customer support and research and development. In the other PVC compound markets (rigid extrusion compounds for custom profiles, window lineals and vertical blinds), the Company competes with other PVC manufacturers and custom compounders.

RAW MATERIALS
         The Company produces the majority of the VCM it requires for the manufacture of PVC at its plant in LaPorte, Texas. In April 1996, the Company expanded the capacity of the LaPorte facility by 800 million pounds, bringing its capacity to 2.4 billion pounds. In addition, the Company has a long-term Canadian VCM supply contract providing substantially all VCM requirements for the Company's Canadian PVC resin production located in Scotford, Alberta. The Canadian supply contract remains effective through 2000.
         The two principal raw materials used by the Company to manufacture VCM are ethylene and chlorine. The majority of the Company's ethylene requirements are provided under three long-term supply agreements with the largest having an initial term through December 31, 2000, and continuing thereafter unless two years prior notice of termination is given by either party. The other significant long-term supply agreements expire at the end of 1998 and early in 2001. The Company has over 90% of its anticipated ethylene requirements under contract for 1998. With the expiration of one supply agreement at the end of 1998, approximately 65% of the projected 1999 ethylene requirement will be under contract. Supplies of ethylene are expected to be readily available at competitive pricing over the next few years following recent industry capacity expansions. The Company continues to explore alternatives which would provide ethylene at or near producer economics.
         The Company sources its chlorine requirements three ways: (1) chlor-alkali joint venture participation; (2) agreement with Bayer Corporation for hydrogen chloride; and (3) third party purchases. Late in 1998 each of these sources will provide approximately one-third of the Company's requirements.
         The Company has a 50% participation in a chlor-alkali plant under a joint venture agreement with Olin Corporation. The plant, which began operations in the fourth quarter of 1997, has a capacity of 250,000 tons. A future plant expansion to a capacity of 400,000 tons can be accommodated.
         The Company has an agreement with Bayer Corporation under which Bayer will build and operate a pipeline to transport by-product anhydrous hydrogen chloride from its plant to Geon's nearby LaPorte, Texas plant. Geon is building an oxychlorination facility that will convert the hydrogen chloride to chlorine for use in the VCM production process. Completion of this project is expected in the third quarter of 1998.
         The remainder of the Company's chlorine requirements are purchased from third parties through long-term supply agreements (other than those discussed above) and on the spot-market. The Company's primary long-term chlorine supply agreements are with three different domestic suppliers which expire through 2005. All projected third party purchases are contracted through 1999. These supply agreements generally contain volume commitments and various pricing mechanisms which management believes provide a cost-effective sourcing of chlorine.
         Historically, chlorine and ethylene have been produced in the United States at a lower cost than elsewhere in the world. This cost advantage has resulted in U.S. producers of PVC having lower raw materials costs than their counterparts in many other parts of the world. In addition to the raw materials for VCM, the Company purchases a variety of additives to manufacture its compound products. These materials generally have adequate alternative sources of supply and are not purchased under multi-year contracts.

RESEARCH AND DEVELOPMENT
         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and
(iv) developing new products to satisfy defined market needs. The Company operates a research and development center in Avon Lake, Ohio. The laboratory is equipped with modern analytical, synthesis, polymer characterization and testing equipment and pilot plants and polymer compounding operations which simulate the production facilities for rapid translation of new technology into new products.
         Expenditures for Company sponsored product research and product development in 1997, 1996 and 1995 were $17.1 million, $17.5 million and $18.0 million, respectively. Expenditures in 1998 are projected to remain at approximately the same level as in 1997.

EMPLOYEES
         As of December 31, 1997, the Company had approximately 2000 full-time employees of whom approximately 180 employees are covered by collective bargaining agreements which expire in November 1998, July 2000 and July 2001. The bargaining unit employees are employed at the Company's plant in Kentucky and the acquired Synergistics plants located in Canada. The Company considers its employee relations to be good.

ENVIRONMENTAL, HEALTH AND SAFETY
         The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment. The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of products and believes it is in compliance in all material respects with applicable laws and regulations.
         The Company maintains a disciplined environmental and occupational safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to ensure compliance with applicable environmental, health and safety laws and regulations. This is an effort which has required and may continue to require process or operational modifications and the installation of pollution control devices and cleanups.
         The Company's capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes totaled $4 million, $3 million and $7 million in 1997, 1996, and 1995, respectively. In addition, the Company estimates capital expenditures for future environmental improvement programs to approximate $3 million to $5 million in 1998. The projected future capital expenditures are associated with a wide variety of environmental projects such as compliance with anticipated new regulations, achievement of internal company programs and improved operating efficiencies, and expenditures to remediate the Synergistics facilities to the historical environmental operating practices of Geon. The primary areas for future environmental capital expenditures can be broadly categorized as solid waste, air quality, waste water and ground water improvements. Expenditures for remediating various sites were $5.0 million, $6.1 million and $3.0 million in 1997, 1996 and 1995, respectively. 1998 expenditures for remediation of these sites are projected to be $5 million to $7 million.
         The Company has been notified by the United States Environmental Protection Agency (EPA), a state agency, or a private party that it may be a potentially responsible party (PRP) in connection with seven active and inactive non-Company owned sites. The Company believes that it has potential continuing liability with respect to only four such sites. In addition, the Company initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The Company has accrued $51 million to cover these future environmental remediation expenditures which are projected to be $25 to $30 million over the next five years. Of this amount, approximately $18.2 million is attributable to future remediation expenditures at the Calvert Facilities and less than $.1 million is attributable to offsite environmental liabilities, including the four sites mentioned above. An additional $25 million is attributable to the properties acquired as part of the Synergistics acquisition and is related to estimated future costs to remediate these facilities to Geon's historical environmental operating practices. The remaining balance is primarily other environmental remediation projects at Company-owned facilities. Pursuant to consent orders signed with both the EPA and the Commonwealth of Kentucky Department of Environmental

Protection and the terms of a Resource Conservation and Recovery Act (RCRA) post-closure permit, the Company is required to provide for a site-wide remediation program at the Calvert Facilities, the cost of which is included in the $51 million accrual as of December 31, 1997.
         The Company participates in the EPA Compliance Audit Program (CAP) under Section 8(e) of the Toxic Substances Control Act. That section requires reporting of information indicating a substantial risk of injury to health or the environment from a chemical substance or mixture. Under the CAP, the Company conducts an audit of its files and reports any information that should have been reported previously. The total potential maximum liability of the Company and its subsidiaries under the CAP is $1 million. The first part of the CAP required reporting of substantial risk information concerning health effects. The remaining part of the CAP involves substantial risk information concerning the environment. The Company will perform its obligations under this portion of the CAP after the EPA issues guidance concerning the kinds of environmental information that it believes are reportable. The Company does not believe that its portion of any civil penalties arising from this portion of the CAP will exceed $.2 million.
         The risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the Company's plants, as is the case with other companies involved in the PVC industry. There can be no assurance that additional costs and liabilities will not be incurred by the Company in the future. It is also possible that other developments, such as increasingly strict environmental, safety and health laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant emissions or products, could result in additional costs and liabilities to the Company.
         A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of such laws and regulations, or public perception, may have an adverse impact on plastic materials. Although many of the Company's major markets are in durable, longer-life applications which could reduce the impact of any such environmental regulation, there is no assurance that possible future legislation or regulation would not have an adverse effect on the Company's business.
         In previous years there have been efforts by environmental groups to ban chlorine - one of the Company's key raw materials. Proposed legislation to ban chlorine has garnered little support in Congress. Research does not support categorizing all uses of chlorine as harmful to the environment. Although the Company believes that PVC is not harmful to the consumer or the environment due to the stability of its chemical structure, PVC could not be produced if chlorine and chlorine-based products were prohibited. Another issue being addressed is the presence of dioxins in the environment. Dioxins are produced by many types of combustion and the EPA has cited municipal, medical and industrial incinerators as major sources of dioxin. Data generated to date by the American Society of Mechanical Engineers and The Vinyl Institute indicate that vinyl and vinyl production processes are at most minor contributors to overall dioxin emissions.
         The Company does not believe that there are any new laws which will have a material impact on the industry or the Company's capital expenditures, cash flow or liquidity.
         The Company conducts a comprehensive occupational safety and health program. Industry data shows that the Company's safety record is among the best in the chemical industry.

Cautionary Note Regarding Forward-Looking Statements
        This report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 37 of the Company's 1997 Annual Report to Stockholders under the caption "Cautionary Note on Forward-Looking Statements" and such factors are incorporated herein by reference thereto.

------------------------------------------------------------------------------

ITEM 2.  PROPERTIES.
-------  -----------
         The information required by this item appears on page 38 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference thereto.



-------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------
         In addition to the matters regarding the environment described above under the heading "Business Environmental, Health and Safety", there are pending or threatened against the Company various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may be finally determined should not have a material effect on the Company's financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------


                       None.

EXECUTIVE OFFICERS OF THE COMPANY. (INCLUDED PURSUANT TO INSTRUCTION 3 TO PARAGRAPH (B) OF ITEM 401 OF REGULATION S-K)
         Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Except as otherwise noted in biographies below, the executive officers of the Company were elected to their respective positions immediately following the formation of the Company. Their ages and positions are as follows:

Name                    Age   Position with Company
----                    ---   ---------------------
William F. Patient      63    Chairman of the Board and Chief Executive
                               Officer
Thomas A. Waltermire    48    President and Chief Operating Officer
Donald P. Knechtges     56    Senior Vice President, Business and Technology
                                Development
Louis M. Maresca        47    Vice President and General Manager, Resins
V. Lance Mitchell       38    Vice President and General Manager, Compounds
Clarence J. Nosal       60    Vice President and General Manager, Intermediates
Gregory L. Rutman       55    Vice President, General Counsel and Secretary
W. David Wilson         44    Vice President and Chief Financial Officer


William F. Patient
------------------
         Mr. Patient received a degree in Chemical Engineering from Washington University, St. Louis. Prior to the April 1993 Geon Initial Public Offering
(IPO) by BFG, Mr. Patient served as Senior Vice President of BFG and as President of BFG's Geon Vinyl Division since May 1989. Prior to joining BFG, Mr. Patient had been associated with Borg-Warner Chemicals since 1962, most recently as Vice President.


Thomas A. Waltermire
--------------------
         Mr. Waltermire received a B.S. in Biology from Ohio State University in 1971 and an M.B.A. from Harvard University in 1974. Mr. Waltermire joined BFG in June 1974. In April 1993, he became Senior Vice President and Treasurer of the Company, and in October 1993 became Chief Financial Officer. In May 1997, he was appointed Chief Operating Officer, and in February 1998 Mr. Waltermire was named President and Chief Operating Officer.

Donald P. Knechtges
-------------------
         Mr. Knechtges received a B.A. in Chemistry from Marietta College in 1963 and a B.S. in Chemical Engineering from Case Institute of Technology in 1965. Mr. Knechtges joined BFG as an engineer in June 1965 and became Senior Vice President, Commercial in December 1991. In August 1995, Mr. Knechtges was named Senior Vice President, Business and Technology Development.

Louis M. Maresca
----------------
         Dr. Maresca received a B.S. in Chemistry from Brooklyn College in 1972, a Ph.D. in Physical/Organic Chemistry from Columbia University in 1976 and an M.B.A. from the Weatherhead School at Case Western Reserve University in 1995. Dr. Maresca joined BFG as Vice President, Research and Development for the Geon Vinyl Division in April 1991. In August 1995 he became Vice President, Operations, and in 1997 Vice President and General Manager, Resins. Prior to joining BFG, Dr. Maresca served General Electric Company in several capacities, most recently General Manager, America's Product Technology.

V. Lance Mitchell
-----------------
         Mr. Mitchell received a B.S. in Marketing in 1982 from Bowling Green State University. Mr. Mitchell joined BFG as a Product Manager in 1989. Since then he has served as a Market Development Manager, Regional Sales Manager, Extrusion Business Director and Compound Business Director. In May 1997, he was named Vice President and General Manager, Compounds.

Clarence J. Nosal
-----------------
         Mr. Nosal received a B.S. in Mechanical Engineering from the United States Naval Academy in 1961 and an MBA from Golden Gate University in 1967. Mr. Nosal joined BFG in 1979 as a Plant Manager. In 1988 he was named Vice President of Operations for the Geon Vinyl Division of BFG, and after the IPO in April 1993, he became Vice President and General Manager, Intermediates.

Gregory L. Rutman
-----------------
         Mr. Rutman received a B.A. in Business Management from Baldwin-Wallace College in 1964 and a J.D. degree from Cleveland Marshall College of Law in 1969. In 1987, he completed the Executive Program at the Darden Graduate School of Business Administration, University of Virginia. Mr. Rutman joined BFG in October 1974. From 1985 until the IPO, he functioned as Staff Vice President of BFG and Counsel to the BFG Geon Vinyl Division. Since the IPO, he has served as Vice President, General Counsel, Secretary and Assistant Treasurer of the Company.


W. David Wilson
---------------
         Mr. Wilson received an A.B. in history from DePauw University in 1975, and a Masters Degree in International Management from The American Graduate School of International Management (Thunderbird) in 1977. Mr. Wilson joined BFG in 1978 and served in a variety of financial management positions within the Chemical Group. He was named controller of the Geon Vinyl Division in 1985 and later became Director of Marketing. He served as General Manager for Auseon Limited, Geon's wholly-owned Australian subsidiary and Director of Business Management for Geon's Resin Division before being named Vice President and Chief Financial Officer in May 1997.

PART II
-------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ----------------------------------------------------------------------

          The Company's common stock, $.10 par value per share, is reported on the New York Stock Exchange. The information appearing in the table on page 35 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference thereto. At March 20, 1998, the Company had approximately 7,000 stockholders.


ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

          The information required by this item appears on page 36 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference thereto.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

          The information appearing under the caption "Management's Analysis" on pages 20, 22 and 24 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference thereto. This report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 37 of the Company's 1997 Annual Report to Stockholders under the caption "Cautionary Note On Forward-Looking Statements" and such factors are incorporated herein by reference thereto.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

          The information required by this item appears on pages 21, 23 and 25 through 35 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference thereto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------
          None.


PART III
-------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

              The information regarding the Directors of the Company appearing under the heading "Election of Directors" on pages 2 through 5 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto. Information concerning executive officers of the Company is contained in Part I of this Report under the heading "Executive Officers of the Company".


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

              The information regarding executive compensation appearing under the heading "Executive Compensation" on pages 11 through 20 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

          The information regarding security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Stock" on pages 7 through 10 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

          The information regarding certain relationships and related transactions appearing under the heading "Compensation Committee Interlocks and Insider Participation; Certain Other Relationships" on page 21 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.



PART IV
-------------------------------------------------------------------------------

 ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------- ----------------------------------------------------------------
      (a)(1) and (2) and (d) - The response to these portions of Item 14 are submitted as a separate section of this Report beginning on page F-1 of this Report.
      (a)(3) and (c) - An index of Exhibits filed as part of this Report is located beginning on page I-1 of this Report.
      (b) Reports on Form 8-K Filed in the Fourth Quarter of 1997:
      - Forms 8-K filed on October 6, 1997; October 9, 1997; November 14, 1997; and November 19, 1997, relating to the tender offer, lock-up agreement, and completion of the acquisition of substantially all of the outstanding shares of Synergistics Industries Limited by The Geon Company.
      - Form 8-K filed on December 10, 1997, announcing the retirement of Ed Martinelli, Senior Vice President for Corporate Development, effective January 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998.


                                THE GEON COMPANY

                            By: /s/GREGORY L. RUTMAN
                               ---------------------------
                                Gregory L. Rutman
                  Vice President, General Counsel and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 1998.


Signature                                   Title
---------                                   -----

/S/WILLIAM F. PATIENT                       Chairman of the Board, Chief Executive Officer
------------------------------              and Director (Principal Executive Officer)
William F. Patient



/S/THOMAS A. WALTERMIRE                     President and Chief Operating Officer
------------------------------
Thomas A. Waltermire

/S/W. DAVID WILSON                          Vice President and Chief Financial Officer
------------------------------              (Principal Financial Officer)
W. David Wilson

/S/GREGORY P. SMITH                         Corporate Controller (Principal Accounting Officer)
------------------------------
Gregory P. Smith


/s/JAMES K. BAKER             Director                        /s/ HARRY A. HAMMERLY     Director
------------------------------                                -----------------------
James K. Baker                                                Harry A. Hammerly



/s/GAIL DUFF-BLOOM            Director                        /S/D. LARRY MOORE          Director
------------------------------                                -----------------------
Gale Duff-Bloom                                               D. Larry Moore



/s/JOHN A BROTHERS            Director                        /S/JOHN D. ONG             Director
------------------------------                                -----------------------
John A. Brothers                                              John D. Ong


/s/J. DOUGLAS CAMPBELL        Director                        /S/R. GEOFFREY P. STYLES    Director
------------------------------                                -----------------------
J. Douglas Campbell                                           R. Geoffrey P. Styles

                           ANNUAL REPORT ON FORM 10-K


                          ITEM 14(a)(1) AND (2) AND (d)


                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                          FINANCIAL STATEMENT SCHEDULES



                          YEAR ENDED DECEMBER 31, 1997



                                THE GEON COMPANY

                        ITEM 14(a)(1) AND (2) AND (d).
                        ------------------------------

THE GEON COMPANY AND SUBSIDIARIES
---------------------------------

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of The Geon Company and subsidiaries, included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8.

  Consolidated balance sheets - December 31, 1997 and 1996.
  Consolidated statements of income - Years ended December 31, 1997, 1996 and 1995.
  Consolidated statements of stockholders' equity - Years ended December
  31, 1997, 1996 and 1995.
  Consolidated statements of cash flows - Years ended
  December 31, 1997, 1996 and 1995.
  Notes to consolidated financial statements - December 31, 1997.
  Quarterly data (unaudited) - Years ended December 31, 1997 and 1996.


The following consolidated financial statement schedule of the Registrant and its subsidiaries is included in Item 14(d)

Schedule II        Page F-3     Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
                        THE GEON COMPANY AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (DOLLARS IN MILLIONS)



                                                            Charged
                                               Balance at   to Costs   Charged                     Other       Balance
                                                Beginning   and        to Other       Other      Additions     at End of
                                                of Period   Expenses   Accounts(C)  Decuctions       (D)        Period
                                              ------------  --------  ------------  ------------ ---------    -----------
Year Ended December 31, 1997
  Reserves for doubtful accounts                 $ 2.7        $  (.7)    $   --       $(.1)   (A)    $ 1.0       $ 2.9
  Accrued liabilities for environmental matters   27.2           2.4         --       (3.6)   (B)     25.0        51.0


Year Ended December 31, 1996
  Reserves for doubtful accounts                $  2.1         $  .7       $ --       $(.1)   (A)  $  --         $ 2.7
  Accrued liabilities for environmental matters   29.1           4.2         --       (6.1)   (B)     --          27.2


Year Ended December 31, 1995
  Reserves for doubtful accounts                $  1.7         $  .5      $  --       $(.1)   (A)  $  --         $ 2.1
  Accrued liabilities for environmental matters   28.7           2.7         .7       (3.0)   (B)     --          29.1


  Notes:
  ------
    (A) - Accounts charged off
    (B) - Represents cash payments during the year
    (C) - Translation adjustments and other accrued expenses
    (D) - Represents the additional reserves related to Synergistics Industries Limited on the date of acquisition.

                                THE GEON COMPANY
                                INDEX TO EXHIBITS
                                 (Item 14(a)(3))


    Exhibit   Description                                                                       Page
    -------   -----------                                                                       ----

    3(i)      Restated Certificate of Incorporation                                             (c)

    3(ii)     Amended and Restated By-Laws                                                      (a)

    4         Instruments defining rights of security holders,
              including indentures:                                                             (c)

    4.1       Specimen Common Stock Certificate                                                 (c)

    4.2       Rights Agreement, dated May 28, 1993, between the Company and
              Bank of New York, as Rights Agent                                                 (c)

    4.3       Indenture dated as of December 1, 1995 between the Company and
              NBD Bank, Trustee                                                                 (c)


    10        Material Contracts:


    10.1      Incentive Stock Plan (1)                                                          (c)

    10.2      1995 Incentive Stock Plan (1)                                                     (c)

    10.3      Benefit Restoration Plan (Section 415) (1)                                        (c)

    10.4      Benefit Restoration Plan (Section 401(a)(17)) (1)                                 (c)

    10.5      Senior Executive Management Incentive Plan (1)                                    (c)

    10.6      Non-Employee Directors Deferred Compensation Plan effective
              December 9, 1993  (1)                                                             (c)

    10.7      Form of Management Continuity Agreement (1)                                       (c)

    10.8      U.S. $130 million Credit Agreement dated as of August 16, 1994 among the Company and Citibank, N.A. as Agent and NationsBank
              of North Carolina, N.A. as Co-Agent                                               (c)

    10.8a     Amendment to the aforesaid Credit Agreement                                       (c)

    10.8b     Amendment Number 2 to the aforesaid Credit Agreement                              (c)

    10.8c     Amendment Number 3 to the aforesaid Credit Agreement                              (c)

    10.9      U.S. $85 million Third Amended and Restated Trade Receivables                      --
              Purchase and Sale Agreement among the Company, CIESCO, L.P.,
              Corporate Receivables Corporation and Citicorp N.A., Inc. as
              Agent, dated July 31, 1997

    10.10     Second Amended and Restated Lease Dated December 19, 1996
              between 1994 VCM Inc. and the Company                                             (c)

    10.11     Second Amended and Restated Participation Agreement Dated
              December 19, 1996 among the Company, 1994 VCM Inc., State
              Street Bank and Trust Company of Connecticut, National
              Association and Citibank, N.A. as Agent.                                         (c)

    10.12     Amended and Restated Instrument Guaranty dated as of
              December 19, 1996                                                                 (c)


Exhibit  Description                                                        Page
-------  -----------                                                        ----
10.13    Amended and Restated Plant Services Agreement between the Company and
         The B.F. Goodrich Company                                                     (c)

10.14    Amended and Restated Assumption of Liabilities and Indemnification
         Agreement dated March 1, 1993, as amended and restated on April 27, 1993      (c)

10.15    CDN $135 Million Credit Agreement Between 1250828 Ontario Inc. and             --
         Canadian Imperial Bank of Commerce, dated October 27, 1997

10.15a   Guaranty related to aforesaid Credit Agreement, dated October 27, 1997         --

10.15b   Guaranty related to aforesaid Credit Agreement, dated October 30, 1997         --

10.16    Partnership Agreement by and between 1997 Chloralkali Venture Inc.
         and Olin Sunbelt, Inc.                                                        (b)

10.16a   Amendment to aforesaid Partnership Agreement (Section 5.03 of                  --
         Article 5)

10.16b   Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)        --

10.17    Chlorine Sales Agreement by and between Sunbelt Chlor Alkali
         Partnership and the Company                                                   (b)

10.18    Intercompany Guarantee Agreement between the Company on the one hand
         and Olin Corporation and Sunbelt Chlor Alkali Partnership on the              (b)
         other hand

10.19    Rate Swap Transaction as amended between the Company and NationsBank,
         N.A.                                                                          (b)

10.20    Guarantee by the Company of the Series G Sunbelt Chlor Alkali
         Partnership Guaranteed Secured Senior Notes Due 2017, dated December
         22, 1997                                                                       --

11       Statement re computation of per share earnings                                 --

13       Annual Report to Stockholders for the Year Ended December 31, 1997             --

21       Subsidiaries of the Registrant                                                 --

23       Consent of Independent Auditors                                                --

27       Financial Data Schedule                                                        --
         ----------------------------------------------------------------------
             (1)   Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.
             (a)   Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-Q for the Quarter Ended June
                   30, 1996.
             (b)   Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-Q for the Quarter Ended
                   September 30, 1996.
             (c)   Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-K for the Year Ended December 31,
                   1996.




                                     I - 2


===============================================================================