Form 10-Q
period 1998-03-31
GEON CO
filed 1998-05-15
CIK 897547

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998.           COMMISSION FILE NUMBER   1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                      34-1730488
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



   One Geon Center, Avon Lake, Ohio                       44012
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (440) 930-1000

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

As of April 30, 1998 there were 23,303,345 shares of common stock outstanding. There is only one class of common stock.

Part I.  Financial Information
Item 1. Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                               1998            1997
                                                            --------         --------
Sales                                                       $  324.5         $  301.0
Operating costs and expenses:
    Cost of sales                                              283.4            268.4
    Selling and administrative expenses                         17.0             11.3
    Depreciation and amortization                               14.5             13.5
                                                            --------         --------
Operating income                                                 9.6              7.8
Interest expense                                                (3.8)            (3.2)
Interest income                                                   .6               --
Other income (expense),  net                                     3.4             (1.0)
                                                            --------         --------

Income before income taxes                                       9.8              3.6
Income tax expense                                              (4.0)            (1.3)
                                                            --------         --------

Net income                                                  $    5.8         $    2.3
                                                            ========         ========

Earnings per share of common stock:
    Basic                                                   $    .25         $    .10
    Diluted                                                 $    .25         $    .10

Number of shares used to compute earnings per share:
    Basic                                                       22.9             23.0
    Diluted                                                     23.5             23.6

Dividends paid per share of common stock:                   $   .125         $   .125

                        THE GEON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 March 31,
                                                                   1998           December 31,
                     ASSETS                                     (Unaudited)          1997
                                                                -----------       -----------
Current assets:
Cash and cash equivalents                                          $   35.3          $   49.1
Accounts receivable, net                                               94.6             110.8
Inventories                                                           127.9             122.4
Deferred income taxes                                                  20.8              20.7
Prepaid expenses                                                        7.4              10.5
                                                                -----------       -----------
   Total current assets                                               286.0             313.5
Property, net                                                         450.1             456.6
Deferred charges and other assets                                     110.6             102.8
                                                                -----------       -----------
      Total assets                                                 $  846.7          $  872.9
                                                                ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                               $   99.1          $   90.4
Accounts payable                                                      128.6             159.1
Accrued expenses                                                       52.3              63.3
Current portion of long-term debt                                        .8                .8
                                                                -----------       -----------
   Total current liabilities                                          280.8             313.6
Long-term debt                                                        136.1             136.4
Deferred income taxes                                                  37.2              35.8
Postretirement benefits other than pensions                            85.9              86.2
Other non-current liabilities                                          78.9              77.1
                                                                -----------       -----------
   Total liabilities                                                  618.9             649.1
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued                --                --
Common stock, $.10 par, authorized 100.0 shares;
  issued 28.0 shares in 1998 and 27.9 in 1997                           2.8               2.8
Other stockholders' equity                                            225.0             221.0
                                                                -----------       -----------
   Total stockholders' equity                                         227.8             223.8
                                                                ===========       ===========
      Total liabilities and stockholders' equity                   $  846.7          $  872.9
                                                                ===========       ===========

                        THE GEON COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                Three Months Ended,
                                                                     March 31,
                                                             -------------------------
                                                                1998            1997
                                                             ---------       ---------
OPERATING ACTIVITIES
    Net income                                                $    5.8        $    2.3
    Adjustments to reconcile net income to net
      cash (used) provided by operating activities:
        Depreciation and amortization                             14.5            13.5
        Provision for deferred income taxes                        2.2             1.8
        Change in assets and liabilities:
            Accounts receivable                                   16.3           (18.0)
            Inventories                                           (5.0)           (8.1)
            Accounts payable                                     (30.5)           17.3
            Accrued expenses and other                           (13.1)            (.7)
                                                              --------        --------
    Net cash (used) provided by operating activities              (9.8)            8.1

INVESTING ACTIVITIES
    Purchases of property                                         (6.2)           (9.6)
    Investment in and advances to equity affiliates               (4.2)          (11.3)
                                                              --------        --------
NET CASH USED BY OPERATING AND INVESTING ACTIVITIES              (20.2)          (12.8)

FINANCING ACTIVITIES
    Increase in short-term debt                                    8.7            19.4
    Repayment of long-term debt                                    (.3)            (.3)
    Dividends                                                     (2.9)           (2.9)
    Proceeds from issuance of common stock                          .1              --
                                                              --------        --------
    Net cash provided by financing activities                      5.6            16.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             .8              --
                                                              --------        --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (13.8)            3.4

CASH AND CASH EQUIVALENTS AT JANUARY 1                            49.1            17.9
                                                              --------        --------

CASH AND CASH EQUIVALENTS AT MARCH 31                         $   35.3        $   21.3
                                                              ========        ========

                        THE GEON COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (Dollars in Millions, Shares in Thousands)

                                               COMMON                                             COMMON     ACCUMULATED
                                               SHARES                     ADDITIONAL              STOCK       OTHER NON-
                                     COMMON    HELD IN           COMMON    PAID-IN    RETAINED    HELD IN    OWNER EQUITY
                                     SHARES   TREASURY   TOTAL   STOCK     CAPITAL    EARNINGS   TREASURY      CHANGES        OTHER
------------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1997              27,877     4,559   $222.4     $2.8     $296.1      $62.4     $(115.7)     $(21.9)       $(1.3)
Non-owner equity changes:
   Net income                                              2.3                            2.3
   Other non-owner equity changes:
     Translation adjustment                               (1.2)                                                  (1.2)
Total non-owner equity changes                             1.1
Stock based compensation and
  exercise of options                                      0.2                (2.0)                               2.0          0.2
Cash dividends                                            (2.9)                          (2.9)
                                     -----------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1997               27,877     4,559   $220.8     $2.8     $294.1      $61.8    $(113.7)      $(23.1)       $(1.1)
                                     ===============================================================================================


BALANCE JANUARY 1, 1998              27,877     4,700   $223.8     $2.8     $295.8      $73.3    $(118.0)      $(29.3)       $(0.8)
Non-owner equity changes:
   Net income                                              5.8                            5.8
   Other non-owner equity changes:
     Translation adjustment                                2.2                                                    2.2
Total non-owner equity changes                             8.0
Stock based compensation and
  exercise of options                  97.0     (29.0)    (1.1)               (2.6)                  1.4                       0.1
Cash dividends                                            (2.9)                          (2.9)
                                     -----------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1998               27,974     4,671   $227.8     $2.8     $293.2      $76.2    $(116.6)      $(27.1)       $(0.7)
                                     ===============================================================================================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

Note A
------
The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts for 1997 have been reclassified to conform to the 1998 interim period presentation.

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

Note C
------

Components of inventories at March 31, 1998 and December 31, 1997 are as follows:

                                                     March 31,      December 31,
(Dollars in millions)                                  1998             1997
                                                    ----------      -----------
Finished products and in-process inventories          $105.9           $107.8
Raw materials and supplies                              49.8             48.7
                                                      ------           ------
                                                       155.7            156.5
LIFO Reserve                                           (27.8)           (34.1)
                                                      ------           ------
                                                      $127.9           $122.4
                                                      ======           ======


Note D
------
In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130). The pronouncement requires that an enterprise classify items of other comprehensive income or "non-owner equity changes" as referred to by the Company, by their nature in a financial statement and display the accumulated non-owner equity changes separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS 130 on January 1, 1998. Certain reclassifications have been made to the March 31, 1997 and December 31, 1997 financial statements to conform to the requirements of this Pronouncement.


Note E
------
In March 1998, the Company announced an agreement with Bayer Corporation under which Bayer will utilize a pipeline to transport anhydrous chlorine (HCl) from its plant in Baytown, Texas to Geon's VCM plant in LaPorte, Texas. Geon is constructing an oxychlorination facility at LaPorte to consume the anhydrous hydrogen from Bayer.

In April 1998, the Company announced an agreement, pending regulatory approvals, to acquire Plast-O-Meric, a vinyl and polyurethane products company located in Sussex, Wisconsin. Plast-O-Meric had sales of $73 million in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions:
--------------------
Based on industry data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have increased 6% in the first quarter of 1998 as compared to the previous quarter and were about 1.5% higher than in the same quarter of 1997. Exports increased 29% over the same period a year ago, and were 5% below the fourth quarter of 1997. A decline in export shipments to the Far East was largely offset by increased shipments to other world markets, in particular, South America, Africa and the Middle East.

Capacity utilization (shipments/capacity) for North America was estimated at 92% of effective capacity (85% of nameplate) during the first quarter of 1998, a decline of 6% from the same period a year ago, which is largely attributable to a 6% increase in capacity in the first quarter of 1998. Utilization was unchanged from the fourth quarter of 1997.

Industry operating margins (sales price less large buyer ethylene and market chlorine costs as reported in industry trade journals and newsletters) for the largest PVC resin market applications decreased approximately 0.5 cent per pound in the first quarter of 1998 compared to the previous quarter and decreased 1.0 cent per pound compared to the same period in 1997. This change in resin operating margins in the first quarter versus the fourth quarter of 1997 was primarily due to lower average selling prices, of approximately 2.0 cents per pound, partially offset by lower chlorine and ethylene costs.

The second quarter of 1998 began with resin operating margins at historic lows. Producers are seeking to expand operating margins through higher pricing and have announced a 3.0 cents per pound increase for implementation in May 1998. At current capacity utilization rates (PVC market demand compared to industry capacity levels) it is uncertain whether this increase will be realized. Inventories of PVC resin held by processors are at comparatively low levels, as a consequence, resin demand could be bolstered as processors replenish their inventory position in order to meet the demands of the expected seasonal peak in construction activity. Raw material prices for both chlorine and ethylene purchases are projected to continue to decline during the second quarter.


Results of Operations:
----------------------
The Company had sales of $324.5 million in the first quarter of 1998, an 8% increase over sales for the first quarter of 1997 of $301.0 million. Net income was $5.8 million or $3.5 million above the same period last year. The 1998 earnings before interest and taxes was $12.7 million or 63% above the same quarter in 1997. The improved earnings are largely due to the acquisition of Synergistics Industries Limited (Synergistics) commencing in November 1997 and the December 1997 start-up of the Sunbelt Chlor-alkali joint venture. For the fourth quarter of 1997, which included two months of Synergistics' results, sales were $312.3 million and net income was $3.5 million.

The Company's first quarter 1998 suspension/mass resin shipments were approximately 1% lower than the previous quarter and 4% below the same quarter in 1997. The Company's average spread between resin prices and raw material costs (ethylene and chlorine) as compared to the fourth quarter of 1997 and the same period last year trended in line with industry movements. Performance polymer shipments in the first quarter of 1998 increased 49% over first quarter of 1997 due largely to the addition of Synergistics.

The increase in selling, general and administrative expenses of $5.7 million over the same period last year is primarily the result of the addition of Synergistics. Similarly, depreciation and amortization increased as a result of the addition of Synergistics, including amortization expense related to acquisition goodwill.

Interest & Other Expense:
-------------------------
Interest expense for the first quarter of 1998 increased as a result of the short-term debt employed to fund the Synergistics acquisition. Other income (expense), net was income of $3.4 million in the first quarter of 1998 as compared to expense of $1.0 million in 1997. The change is largely due to earnings of equity affiliates, including the Sunbelt chlor-alkali joint venture. In addition, favorable unrealized foreign currency translation increased other income in 1998.

Taxes:
------
For the first quarter of 1998, income tax expense was approximately 41% of pre-tax income as compared with 36% for the first quarter of 1997. The increase in the effective tax rate is due in part to non-deductible goodwill associated with the Synergistics acquisition as well as the effect of a state income tax refund in 1997.


Capital Resources and Liquidity:
--------------------------------
During the three months ended March 31, 1998, the Company used $20.2 million of net cash in operating and investing activities as compared to $12.8 million during the same period of 1997. This reflects higher operating working capital (accounts receivable plus inventory less accounts payable) and the timing of payments for accrued tax liabilities. These uses of cash were partially offset by higher earnings before non-cash charges (depreciation, amortization and deferred taxes), lower capital expenditures and lower investments in and advances to equity affiliates.

Investing activities include the purchase of property of $6.2 million during the first three months of 1998 or $3.4 million below the same period of 1997. Capital expenditures for the full year of 1998 are projected to be approximately $70 million as compared to $51 million in 1997. Investing activities for the first quarter of 1998 also include $4.2 million of investments in and advances to equity affiliates as compared with $11.3 million in 1997. These primarily relate to the chlor-alkali joint venture.

Financing activities in the first three months of 1998 primarily reflect an increase in short-term bank debt related to increased investment in operating working capital and the payment of dividends. As of March 31, 1998, 1.7 million shares are authorized for repurchase under an August 1996 board of directors resolution. The timing of any stock repurchase depends on the Company's cash flow and market price of its common stock.

The Company believes it has sufficient funds to support dividends, debt service requirements, normal capital expenditures, the pending Plast-O-Meric acquisition and expenditures, and advances associated with the Bayer HCL project based on projected operations, existing working capital facilities and other available permitted borrowings.


Environmental Matters:
----------------------
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1998 to approximate $3 million to $5 million.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At March 31, 1998, the Company had accruals totaling approximately $51 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1998 are estimated to approximate the level of 1997.


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

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information:
               None.

Item 6.        Exhibits and Reports on Form 8-K:

        (a)    Exhibit 11 - Statement re Computation of Per Share Earnings
               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K

               In January 1998, the Company filed Amendments No. 1 and No. 2 to Form 8-K on Form 8-K/A related to the acquisition of Synergistics Industries Limited.

               In February 1998, the Company filed an 8-K announcing that the Board of Directors had named Thomas A. Waltermire as Executive Vice President and Chief Operating Officer of Geon, with responsibility for daily operations.

               In March 1998, the Company filed an 8-K announcing an agreement with Bayer Corporation under under which Bayer will utilize a pipeline to transport anhydrous hydrogen chloride to Geon's LaPorte, Texas facility.

               In April 1998, the Company filed an 8-K announcing an agreement to purchase Plast-O-Meric, a vinyl and polyurethane products company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 1998                        THE GEON COMPANY





                                    \s\W. D. WILSON
                                    ---------------
                                    W. D. Wilson
                                    Vice President and Chief Financial Officer,
                                    (Principal Financial Officer)





                                    \s\G. P. SMITH
                                    ---------------
                                    G. P. Smith
                                    Corporate Controller and Assistant Treasurer
                                    (Principal Accounting Officer)