Form 10-Q
period 1998-06-30
GEON CO
filed 1998-08-14
CIK 897547

================================================================================
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       ----------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1998.                COMMISSION FILE NUMBER   1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                          34-1730488
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



   One Geon Center, Avon Lake, Ohio                                    44012
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

                                 Yes   X    No
                                     ----      ----

As of July 31, 1998 there were 23,300,748 shares of common stock outstanding. There is only one class of common stock.
--------------------------------------------------------------------------------
================================================================================

Part I. Financial Information
Item 1. Financial Statements

                       THE GEON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                         1998        1997        1998      1997
                                                       --------    --------    -------    -------

Sales                                                  $  330.7    $  333.0    $ 655.2    $ 634.0
Operating costs and expenses:
    Cost of sales                                         285.3       278.4      568.7      546.8
    Selling and administrative                             17.6        12.4       34.6       23.7
    Depreciation and amortization                          15.4        12.7       29.9       26.2
    Employee separation                                    --          15.0       --         15.0
                                                       --------    --------    -------    -------
Operating income                                           12.4        14.5       22.0       22.3
Interest expense                                           (3.8)       (2.4)      (7.6)      (5.6)
Interest income                                              .3          .2         .9         .2
Other income (expense),  net                                (.7)       (1.9)       2.7       (2.9)
                                                       --------    --------    -------    -------

Income before income taxes                                  8.2        10.4       18.0       14.0
Income tax expense                                         (3.4)       (4.3)      (7.4)      (5.6)
                                                       --------    --------    -------    -------

Net income                                             $    4.8    $    6.1    $  10.6    $   8.4
                                                       ========    ========    =======    =======

Earnings per share of common stock:
    Basic                                              $    .21    $    .27    $   .46    $   .37
    Diluted                                            $    .20    $    .26    $   .45    $   .36


Number of shares used to compute earnings per share:
    Basic                                                  22.9        23.0       22.9       23.0
    Diluted                                                23.6        23.7       23.6       23.6

Dividends paid per share of common stock
                                                       $   .125    $   .125    $   .25    $   .25

                        THE GEON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            June 30,
                                                              1998           December 31,
                               ASSETS                       (Unaudited)           1997
                                                            ------------   ------------
Current assets:
Cash and cash equivalents                                   $       21.1   $       49.1
Accounts receivable, net                                            98.5          110.8
Inventories                                                        123.3          122.4
Deferred income taxes                                               17.4           20.7
Prepaid expenses                                                     6.9           10.5
                                                            ------------   ------------
   Total current assets                                            267.2          313.5
Property, net                                                      456.1          456.6
Deferred charges and other assets                                  125.6          102.8
                                                            ------------   ------------
      Total assets                                          $      848.9   $      872.9
                                                            ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                        $       77.5   $       90.4
Accounts payable                                                   147.3          159.1
Accrued expenses                                                    60.2           63.3
Current portion of long-term debt                                     .8             .8
                                                            ------------   ------------
   Total current liabilities                                       285.8          313.6
Long-term debt                                                     136.1          136.4
Deferred income taxes                                               32.9           35.8
Postretirement benefits other than pensions                         85.6           86.2
Other non-current liabilities                                       80.3           77.1
                                                            ------------   ------------
   Total liabilities                                               620.7          649.1
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued           --             --
Common stock, $.10 par, authorized 100.0 shares;
  issued 28.0 shares in 1998 and 27.9 in 1997                        2.8            2.8
Other stockholders' equity                                         225.4          221.0
                                                            ------------   ------------
   Total stockholders' equity                                      228.2          223.8
                                                            ------------   ------------
      Total liabilities and stockholders' equity            $      848.9   $      872.9
                                                            ============   ============

                        THE GEON COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                      Six Months Ended,
                                                                           June 30,
                                                                  --------------------------
                                                                      1998            1997
                                                                  ---------       ----------
OPERATING ACTIVITIES
    Net income                                                   $       10.6    $        8.4
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Employee separation                                              --              15.0
        Depreciation and amortization                                    29.9            26.2
        Provision for deferred income taxes                                .7             1.0
        Change in assets and liabilities:
            Accounts receivable                                          27.3           (17.7)
            Inventories                                                   9.4            (3.6)
            Accounts payable                                            (19.8)           19.0
            Accrued expenses and other                                   (5.0)            9.0
                                                                 ------------    ------------
    Net cash provided by operating activities                            53.1            57.3

INVESTING ACTIVITIES
    Business acquisitions, net of cash acquired                         (39.6)           --
    Purchases of property                                               (16.0)          (16.2)
    Investment in and advances to equity affiliates                      (6.7)          (34.9)
                                                                 ------------    ------------
NET CASH (USED) PROVIDED BY OPERATING AND INVESTING ACTIVITIES           (9.2)            6.2

FINANCING ACTIVITIES
    (Decrease) increase in short-term debt                              (12.9)           30.9
    Repayment of long-term debt                                           (.3)            (.3)
    Dividends                                                            (5.8)           (5.8)
    Repurchase of common stock                                           --              (4.1)
    Proceeds from issuance of common stock                                 .1            --
                                                                 ------------    ------------
    Net cash (used) provided by financing activities                    (18.9)           20.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    .1              .2
                                                                 ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (28.0)           27.1

CASH AND CASH EQUIVALENTS AT JANUARY 1                                   49.1            17.9
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS AT JUNE 30                             $       21.1    $       45.0
                                                                 ============    ============

                        THE GEON COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

                                                                 COMMON
                                                                 SHARE                                 ADDITIONAL
                                                   COMMON       HELD IN                   COMMON         PAID-IN   RETAINED
                                                   SHARES       TREASURE      TOTAL        STOCK         CAPITAL   EARNINGS
                                                  ----------------------------------------------------------------------------


BALANCE JANUARY 1, 1997                              27,877        4,559       $222.4        $2.8        $296.1      $62.4
Non-owner equity changes:
   Net income                                                                     2.3                                  2.3
   Other non-owner equity changes:
     Translation adjustment                                                      (1.2)
Total non-owner equity changes                                                    1.1
Stock based compensation and exercise of options                                  0.2                      (2.0)
Cash dividends                                                                   (2.9)                                (2.9)
                                                  ----------------------------------------------------------------------------
BALANCE MARCH 31, 1997                               27,877        4,559       $220.8        $2.8        $294.1      $61.8
Non-owner equity changes:
   Net income                                                                     6.1                                  6.1
   Other non-owner equity changes:
     Translation adjustment                                                      (0.8)
Total non-owner equity changes                                                    5.3
Repurchase of common stock                                           200         (4.1)
Stock based compensation and exercise of options                                  0.6                       0.5
Cash dividends                                                                   (2.9)                                (2.9)
                                                  ----------------------------------------------------------------------------
BALANCE JUNE 30, 1997                                27,877        4,759       $219.7        $2.8        $294.6      $65.0
                                                  ============================================================================


BALANCE JANUARY 1, 1998                              27,877        4,700       $223.8        $2.8        $295.8      $73.3
Non-owner equity changes:
   Net income                                                                     5.8                                  5.8
   Other non-owner equity changes:
     Translation adjustment                                                       2.2
Total non-owner equity changes                                                    8.0
Stock based compensation and exercise of options         97.0        (29.0)      (1.1)                     (2.6)
Cash dividends                                                                   (2.9)                                (2.9)
                                                  ----------------------------------------------------------------------------
BALANCE MARCH 31, 1998                               27,974        4,671       $227.8        $2.8        $293.2      $76.2
Non-owner equity changes:
   Net income                                                                     4.8                                  4.8
   Other non-owner equity changes:                                                -
     Translation adjustment                                                      (2.4)
Total non-owner equity changes                                                   (2.4)
Stock based compensation and exercise of options                       2           .9                       0.9
Cash dividends                                                                   (2.9)                                (2.9)
                                                  ----------------------------------------------------------------------------
BALANCE JUNE 30, 1998                                27,974        4,673       $228.2        $2.8        $294.1      $78.1
                                                  ============================================================================

                                                     COMMON          ACCUMULATED
                                                      STOCK          OTHER NON-
                                                      HELD IN      OWNER EQUITY
                                                      TREASURY        CHARGES     OTHER
                                                   -------------------------------------


BALANCE JANUARY 1, 1997                             $(115.7)          $(21.9)     $(1.3)
Non-owner equity changes:
   Net income
   Other non-owner equity changes:
     Translation adjustment                                             (1.2)
Total non-owner equity changes
Stock based compensation and exercise of options        2.0                         0.2
Cash dividends
                                                   -------------------------------------
BALANCE MARCH 31, 1997                              $(113.7)          $(23.1)     $(1.1)
Non-owner equity changes:
   Net income
   Other non-owner equity changes:
     Translation adjustment                                              (.8)
Total non-owner equity changes
Repurchase of common stock                             (4.1)
Stock based compensation and exercise of options                                    0.1
Cash dividends
                                                  ------------------------------------
BALANCE JUNE 30, 1997                               $(117.8)          $(23.9)     $(1.0)
                                                  ====================================


BALANCE JANUARY 1, 1998                             $(118.0)          $(29.3)     $(0.8)
Non-owner equity changes:
   Net income
   Other non-owner equity changes:
     Translation adjustment                                              2.2
Total non-owner equity changes
Stock based compensation and exercise of options        1.4                         0.1
Cash dividends
                                                  ------------------------------------
BALANCE MARCH 31, 1998                              $(116.6)          $(27.1)     $(0.7)
Non-owner equity changes:
   Net income
   Other non-owner equity changes:
     Translation adjustment                                             (2.4)
Total non-owner equity changes
Stock based compensation and exercise of options       (0.1)                        0.1
Cash dividends
                                                  ------------------------------------
BALANCE JUNE 30, 1998                               $(116.7)          $(29.5)     $(0.6)
                                                  ====================================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A
The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information, footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts for 1997 have been reclassified to conform to the 1998 interim period presentation.

NOTE B
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined should not have a material adverse effect on the Company's consolidated financial position.

NOTE C
Components of inventories at June 30, 1998 and December 31, 1997 are as follows:

                                                    June 30,           December 31,
(Dollars in millions)                                 1998                 1997
                                                 ----------------    -----------------
Finished products and in-process inventories         $99.3              $107.8
Raw materials and supplies                            44.7                48.7
                                                      ----                ----
                                                     144.0               156.5
LIFO Reserve                                         (20.7)              (34.1)
                                                     ------              ------
                                                    $123.3              $122.4
                                                     =====               =====

NOTE D
In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130). The pronouncement requires that an enterprise classify items of other comprehensive income or "non-owner equity changes" as referred to by the Company, by their nature in a financial statement and display the accumulated non-owner equity changes separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS 130 on January 1, 1998. Certain reclassifications have been made to the June 30, 1997 and December 31, 1997 financial statements to conform to the requirements of this pronouncement.


NOTE E
In June 1998, the Company announced that it had signed a non-binding letter of intent to enter into transactions with Occidental Chemical Corporation (Oxychem), a subsidiary of Occidental Petroleum Corporation, which, if completed, will create a joint venture of their polyvinyl chloride (PVC) suspension resin businesses and related supporting operations to be owned 76 percent by Oxychem and 24 percent by Geon. The agreement provides for a long-term supply arrangement of resin for Geon's vinyl compounding operations. In addition, Geon will acquire Oxychem's vinyl compound and film business at Burlington, NJ, and Pasadena, Texas, and the companies will form a second joint venture devoted to powder compounding. The proposed transactions with Oxychem is subject to a number of conditions, including the execution of definitive documents, approval of the respective boards of directors and Geon shareholders, and other necessary approvals.

In June 1998, the Company completed the acquisition of Plast-O-Meric, Inc., (Plast-O-Meric) a privately held custom formulator of vinyl plastisols and polyurethane systems. Also in June 1998, the Company acquired the Wilflex Ink Division (Wilflex) of Flexible Products Company. Wilflex is a manufacturer and marketer of vinyl plastisol ink products. The combined revenues of the acquired companies was approximately $100 million for their most recently completed fiscal years, and the companies employ approximately 300 people. Geon's operating results for the second quarter of 1998 include one month of Plast-O-Meric and Wilflex operations.

In June 1998, Geon and Orica Limited (formerly ICI Australia Limited) announced approval of their intention to float their entire interests in the joint venture company, Australian Vinyls Corporation Limited pending favorable market conditions. Geon and Orica Limited have agreed that current market conditions for a public offering are unfavorable. Geon holds a 37.4 percent share of the joint venture.

NOTE F
In March 1998, the Company announced an agreement with Bayer Corporation under which Bayer will utilize a pipeline to transport anhydrous chlorine (HCl) from its plant in Baytown, Texas to Geon's VCM plant in LaPorte, Texas. Geon has constructed an oxychlorination facility at LaPorte which will convert the anhydrous chlorine for use in making VCM at its LaPorte Facility. Operation of the pipeline and related facilities is anticipated to commence in the third quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDUSTRY CONDITIONS:
Based on industry data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have increased 5% in the second quarter of 1998 as compared to the first quarter of 1998 and were about 9% higher than the second quarter of 1997. For the first six months of 1998, North American producer shipments are estimated to have increased 6% as compared to the same period in 1997. Exports for the second quarter increased 9% over the same period a year ago, and were 8% below the first quarter of 1998. A softening in export activity to East Asia in the first half of 1998 was largely offset by increased shipments to other world markets, in particular, South America, Africa and the Middle East.

Capacity utilization (shipments/capacity) for North America was estimated at 94% of effective capacity (87% of nameplate) during the second quarter of 1998, an increase of 1% from the first quarter. Demand for the second quarter 1998 was the highest seen by North American producers on record; nevertheless, the capacity utilization rate was unchanged from second quarter 1997, due to 750 million pounds of capacity increase early in 1998 by two PVC resin suppliers.

Industry operating margins (the spread between PVC resin selling prices and large buyer ethylene and chlorine costs as reported in industry trade journals and newsletters) for the largest PVC resin market applications decreased approximately 0.5 cent per pound in the second quarter of 1998 as compared to the previous quarter and decreased 4.0 cents per pound as compared to the same quarter of 1997. Price increases announced in the first and second quarter did not occur due largely to declining raw material costs, capacity additions, and weakness in export prices caused primarily by the economic dislocations in East Asia.

The third quarter of 1998 began with PVC resin operating margins at historic lows despite relatively strong demand. No price increases have been announced for the third quarter, and it is anticipated that lower raw material costs, and continued instability in East Asia will continue to put downward pressure on global PVC pricing.

RESULTS OF OPERATIONS:
The Company had sales of $330.7 million in the second quarter of 1998, a 1% decrease from the second quarter of 1997. The decline in sales primarily reflects lower PVC resin selling prices which offset the majority of the volume increases in PVC compounds and the inclusion of two plastisol formulators acquired in June of 1998. The remainder of the decline is attributable to the formation of the Australian Vinyls Corporation joint venture from a previously consolidated subsidiary in the third quarter of 1997. Year-to-date sales were $655.2 million, as compared with $634.0 million in 1997. After consideration of the employee separation charge in 1997, year-to-date net income in 1998 declined $7.0 million as compared to 1997. Operating income for the first six months, excluding the impact of the $15.0 million employee separation charge in 1997, declined by $15.3 million to $22.0. For the second quarter of 1998, operating income declined by $17.1 million from the same period a year ago (excluding the 1997 employee separation charge). This decrease in earnings is due primarily to the decline in resin operating margins as discussed under "Industry Conditions" above. In addition, costs associated with a scheduled maintenance shutdown in the second quarter of 1998 at the Company's vinyl chloride monomer plant in LaPorte, Texas unfavorably affected pretax earnings by approximately $3.5 million in the quarter. This was partially offset by the earnings of businesses acquired in the last year, including Synergistics Industries Limited (Synergistics), Plast-O-Meric, and Wilflex. . Net income for the quarter was $4.8 million or $1.3 million below the same period last year, which included a one-time pretax employee separation charge of $15.0 million ($9.2 million after tax). Year-to-date net income was $10.6 million or an increase of $2.2 million over the same period last year.

The Performance Polymer and Services business units, which includes PVC compounds, specialty dispersion resins, plastisol formulators and Polymer Diagnostics, Inc., had aggregate sales revenues 41% higher in the second quarter of 1998 as compared to the same quarter last year, and 8% higher than the previous quarter, due largely to the acquisitions of Synergistics in fourth quarter of 1997 and Plast-O-Meric and Wilflex in June 1998. Second quarter 1998 suspension/mass resin volume shipments were approximately 6% higher than in the first quarter and 2% higher than in the same quarter in 1997. Suspension/mass resin selling prices decreased approximately 25% in the second quarter of 1998 from the same quarter last year.

Selling, general and administrative expenses increased by $10.9 million from 1997 to $34.6 million in the first six months of 1998. The increase primarily reflects additional expenses associated with the acquired businesses. Similarly, depreciation and amortization has increased over the same periods last year as a result of the additional depreciation on assets acquired as well as the amortization expense related to acquisition goodwill.

INTEREST & OTHER EXPENSE:
Interest expense for the second quarter of 1998 increased $1.4 million from 1997 to $3.8 million. Year-to-date interest expense increased $2.0 million from 1997 to $7.6 million in 1998. This increase is a result of the higher average short-term borrowings utilized to fund the aforementioned acquisitions. Other income (expense), net was expense of $0.7 million for second quarter 1998 and expense of $1.9 million in the same quarter last year. The decline in net expense is primarily the result of earnings of equity affiliates in 1998, including the Sunbelt chlor-alkali joint venture, which began operations in December 1997. Similarly, year-to-date other income (expense), net was income of $2.7 million for the first half of 1998 as compared to expense of $2.9 million in 1997, largely due to the equity earnings from Sunbelt and Australian Vinyls Corporation. Foreign currency losses for the second quarter of 1998 were $1.8 million, as compared with 0.8 million in the same quarter last year. Year-to-date foreign currency losses were $0.5 million and $0.7 million in 1998 and 1997, respectively. Currency losses result primarily from fluctuations in Australian currency.

TAXES:
Income tax expense for the first half of 1998 was approximately 41% of pre-tax income, as compared with 40% for the first half of 1997. The increase in the effective tax rate is due in part to non-deductible goodwill associated with the Synergistics acquisition as well as the effect of a state income tax refund in 1997. The second quarter effective tax rate approximates the year-to-date rate.

CAPITAL RESOURCES AND LIQUIDITY:
During the six months ended June 30, 1998, the Company generated $53.1 million of cash from operating activities as compared to $57.3 million during the same period of 1997. The year-to-date 1998 earnings before non-cash charges were $9.4 million below last year. Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $16.9 million in the first half of 1998, compared with an increase of $2.3 million in 1997, largely as a result of lower material costs and PVC resin pricing in 1998. Accrued expenses were impacted by the timing of payments for income taxes, sales and use taxes, and insurance.

Investing activities include the net cash paid of $39.6 million for acquisitions of Plast-O-Meric and Wilflex in 1998. Purchases of property were $16.0 million and $16.2 million for the first half of 1998 and 1997, respectively. Capital expenditures for the full year of 1998 are projected to be approximately $50 million, or flat with 1997. Investing activities for the first half of 1998 also included $6.7 million of investments in and advances to equity affiliates as compared with $34.9 million in 1997. These primarily relate to the Sunbelt chlor-alkali joint venture with Olin.

Financing activities in the first six months of 1998 reflect a decrease in short-term debt of $12.9 million. During the same period in 1997, short-term borrowings increased, primarily to fund the construction of the Sunbelt chlor-alkali plant. In addition, in the first half of 1997, the Company repurchased 200,000 shares of common stock for $4.1 million. As of June 30, 1998, 1.7 million shares are authorized for repurchase under an August 1996 Board of Directors resolution.

The Company believes it has sufficient funds to support dividends, debt service requirements, normal capital expenditures, future acquisitions and expenditures and advances associated with the Bayer HCL project, based on projected operations, existing working capital facilities and other available permitted borrowings.

YEAR 2000:
The Company has largely completed the conversion of its primary commercial and financial information systems to an enterprise wide system which is year 2000 compliant. The Company is evaluating its other support systems and equipment and may incur internal staff costs as well as consulting and other expenses to upgrade or replace these systems. In addition, the Company is inquiring of major suppliers and customers regarding their ability to meet Year 2000 requirements. While much of the work and certain initial testing has been completed, the formal review and testing is anticipated to be completed by the end of 1998. Future expenditures, beyond those which the Company would incur in the normal course of maintaining and upgrading its systems are not expected to be material. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".

ENVIRONMENTAL MATTERS:
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1998 to approximate $3 million to $5 million. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At June 30, 1998, the Company had accruals totaling approximately $50 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1998 are estimated to approximate the level of 1997.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS:
This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets;
(2) unanticipated changes in industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC , VCM & chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) unanticipated production outages; (6) unanticipated changes in customer sales mix; and (7) the impact on the North American vinyl markets and supply/demand balance resulting from the economic situation in East Asia.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
               None.

Part II -      Other Information

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               Not Applicable

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               The company held its Annual Meeting of Stockholders on May 7, 1998. As described in the 1998 Proxy Statement, the following action was taken:

               a) The nine nominees for directors were elected. The votes for directors were as follows:

                                                           Number of Shares            Number of Share
                                                              Voted For                 Votes Withheld
                                                              ---------                 --------------
                     James K. Baker                           20,824,606                   195,236
                     Gale Duff-Bloom                          20,814,005                   205,837
                     J.A. Fred Brothers                       20,859,963                   159,879
                     J. Douglas Campbell                      20,861,860                   157,982
                     D. Larry Moore                           20,852,904                   166,938
                     John D. Ong                              20,711,585                   308,257
                     William F. Patient                       20,859,460                   178,382
                     R. Geoffrey Styles                       20,859,579                   160,263
                     Thomas A. Waltermire                     20,823,809                   196,033

Item 5.   Other Information:
          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibit 10.2 - 1995 Stock Option Plan, amended and restated as of August 7, 1998
                   Exhibit 10.2a - 1998 Interim Stock Award
                   Plan
                   Exhibit 11 - Statement re Computation of Per
                   Share Earnings
                   Exhibit 27 - Financial Data Schedule

          (b)      Reports on Form 8-K

                   In April and June 1998, the Company filed 8-K's related to the acquisition of Plast-O-Meric, Inc., a privately held custom formulator of vinyl plastisols and polyurethane systems. The acquisition was completed in June 1998.

                   In May 1998, the Company filed an 8-K announcing the election to its Board of Directors of Thomas A. Waltermire, president and chief operating officer of Geon and Farah M. Walters, president and chief executive officer of University Hospitals Health System and University Hospitals of Cleveland.

                   In May 1998, the Company filed an 8-K announcing the acquisition of the Wilflex Ink Division of Flexible Products Company.

                   In June 1998, the Company filed an 8-K announcing the approval by Geon and Orica Limited (formerly ICI Australia Limited) of their intention to sell their entire interests in the joint venture company, Australian Vinyls Corporation Limited, through a public offering on the Australian Stock Exchange, subject to completion of satisfactory underwriting arrangements, price and market conditions.

                   On June 18, 1998, the Company filed an 8-K announcing that second quarter earnings would be lower than security analysts expectations.

                   On June 26, 1998, the Company filed an 8-K announcing the signing of a non-binding letter of intent to enter into transactions with Occidental Chemical Corporation (OxyChem), a subsidiary of Occidental Petroleum Corporation, which, if completed will create a joint venture of their polyvinyl chloride (PVC) suspension resin businesses and related supporting operations. In addition, it was also announced that Geon will acquire OxyChem's vinyl compound and film businesses at Burlington, NJ, and Pasadena, Texas, and that the companies will form a second joint venture devoted to powder compounding.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1998                THE GEON COMPANY






                               \S\W. D. WILSON

                               W. D. Wilson
                               Vice   President   and   Chief Financial Officer,
                               (Principal Financial Officer)


                               \S\G. P. SMITH

                               G. P. Smith
                               Corporate Controller and Assistant Treasurer
                               (Principal Accounting Officer)