Form 10-Q
period 1998-09-30
GEON CO
filed 1998-11-16
CIK 897547

================================================================================
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       ---------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1998.          COMMISSION FILE NUMBER   1-11804



                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                   34-1730488
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)



One Geon Center, Avon Lake, Ohio                                      44012
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code:  (440) 930-1000


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

As of October 31, 1998 there were 23,367,201 shares of common stock outstanding. There is only one class of common stock.


-------------------------------------------------------------------------------

================================================================================

Part I. Financial Information
Item I. Financial Statements


                        THE GEON COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                            1998           1997          1998           1997
                                                          --------      --------       --------       --------
Sales                                                     $  328.0      $  303.7       $  983.2       $  937.7
Operating costs and expenses:
    Cost of sales                                            275.8         259.9          844.5          804.6
    Selling and administrative                                20.8          11.6           55.4           35.4
    Depreciation and amortization                             14.9          13.9           44.8           42.1
    Employee separation                                        --            --             --            15.0
                                                          --------      --------       --------       --------
Operating income                                              16.5          18.3           38.5           40.6
Interest expense                                              (4.6)         (2.8)         (12.2)          (8.4)
Interest income                                                 .9            .2            1.8             .4
Other income (expense),  net                                  (2.5)         (1.6)            .2           (4.5)
                                                          --------      --------       --------       --------

Income before income taxes                                    10.3          14.1           28.3           28.1
Income tax expense                                            (4.1)         (3.5)         (11.5)          (9.1)
                                                          --------      --------       --------       --------
Net income                                                $    6.2      $   10.6       $   16.8       $   19.0
                                                          ========      ========       ========       ========

Earnings per share of common stock:
    Basic                                                 $    .27      $    .47       $    .73       $    .83
    Diluted                                               $    .26      $    .45       $    .71       $    .81


Number of shares used to compute earnings per share:
    Basic                                                     23.0          22.8           22.9           23.0
    Diluted                                                   23.6          23.4           23.6           23.6


Dividends paid per share of common stock                  $   .125      $   .125       $   .375       $   .375

                        The Geon Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In millions, except per share data)


                                                            September 30,
                                                                1998       December 31,
                               ASSETS                        (Unaudited)      1997
                                                           --------------  --------------
Current assets:
Cash and cash equivalents                                        $ 15.2        $ 49.1
Accounts receivable, net                                           86.8         110.8
Inventories                                                       121.7         122.4
Deferred income taxes                                              18.6          20.7
Prepaid expenses                                                    5.0          10.5
                                                                 ------        ------
   Total current assets                                           247.3         313.5
Property, net                                                     448.1         456.6
Deferred charges and other assets                                 123.1         102.8
                                                                 ======        ======
      Total assets                                               $818.5        $872.9
                                                                 ======        ======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                             $ 49.8        $ 90.4
Accounts payable                                                  147.6         159.1
Accrued expenses                                                   58.9          63.3
Current portion of long-term debt                                    .9            .8
                                                                 ------        ------
   Total current liabilities                                      257.2         313.6
Long-term debt                                                    135.7         136.4
Deferred income taxes                                              34.9          35.8
Postretirement benefits other than pensions                        85.5          86.2
Other non-current liabilities                                      77.2          77.1
                                                                 ------        ------
   Total liabilities                                              590.5         649.1
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued          --            --
Common stock, $.10 par, authorized 100.0 shares;
  issued 28.0 shares in 1998 and 27.9 in 1997                       2.8           2.8
Other stockholders' equity                                        225.2         221.0
                                                                 ------        ------
   Total stockholders' equity                                     228.0         223.8
                                                                 ======        ======
      Total liabilities and stockholders' equity                 $818.5        $872.9
                                                                 ======        ======

                        THE GEON COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                    Nine Months Ended,
                                                                       September 30,
                                                                 -------------------------
                                                                   1998            1997
                                                                 ---------       ----------
OPERATING ACTIVITIES
    Net income                                                      $16.8       $19.0
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Employee separation                                          --          15.0
        Depreciation and amortization                                44.8        42.1
        Provision for deferred income taxes                           3.0         4.1
        Change in assets and liabilities:
            Accounts receivable                                      35.4        (9.9)
            Inventories                                               9.2          .8
            Accounts payable                                        (19.9)        4.1
            Accrued expenses and other                                7.2         7.2
                                                                    -----       -----
    Net cash provided by operating activities                        96.5        82.4

INVESTING ACTIVITIES
    Business acquisitions, net of cash acquired                     (56.1)       --
    Purchases of property                                           (27.0)      (28.5)
    Investment in and advances to equity affiliates                  (2.0)      (66.6)
                                                                    -----       -----
NET CASH (USED) PROVIDED BY OPERATING AND INVESTING ACTIVITIES       11.4       (12.7)

FINANCING ACTIVITIES
    (Decrease) increase in short-term debt                          (35.9)       34.2
    Repayment of long-term debt                                       (.5)        (.5)
    Dividends                                                        (8.8)       (8.7)
    Repurchase of common stock                                       --          (4.1)
    Proceeds from issuance of common stock                            1.5        --
                                                                    -----       -----
    Net cash (used) provided by financing activities                (43.7)       20.9

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (1.6)        (.6)
                                                                    -----       -----

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (33.9)        7.6

CASH AND CASH EQUIVALENTS AT JANUARY 1                               49.1        17.9
                                                                    -----       -----

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                           $15.2       $25.5
                                                                    =====       =====

                        THE GEON COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (Dollars in Millions, Shares in Thousands)

                                                                                        COMMON
                                                                                         SHARES
                                                                             COMMON     HELD IN                      COMMON
                                                                              SHARES    TREASURY        TOTAL        STOCK
                                                                          --------------------------------------------------
            BALANCE JANUARY 1, 1997                                          27,877       4,559        $222.4        $2.8
            Non-owner equity changes:
               Net income                                                                                 8.4
               Other non-owner equity changes:
                 Translation adjustment                                                                  (2.0)
                                                                                                         -----
            Total non-owner equity changes                                                                6.4
            Repurchase of common stock                                                      200          (4.1)
            Stock based compensation and exercise of options                                              0.8
            Cash dividends                                                                               (5.8)
                                                                          --------------------------------------------------
            BALANCE JUNE 30, 1997                                            27,877       4,759        $219.7        $2.8
            Non-owner equity changes:
               Net income                                                                                10.6
               Other non-owner equity changes:
                 Translation adjustment                                                                  (0.7)
                                                                                                         -----
            Total non-owner equity changes                                                                9.9
            Stock based compensation and exercise of options                                              0.4
            Cash dividends                                                                               (2.9)
                                                                          --------------------------------------------------
            BALANCE SEPTEMBER 30, 1997                                       27,877       4,759        $227.1        $2.8
                                                                          ==================================================


            BALANCE JANUARY 1, 1998                                          27,877       4,700        $223.8        $2.8
            Non-owner equity changes:
               Net income                                                                                10.6
               Other non-owner equity changes:
                 Translation adjustment                                                                   0.3
                                                                                                          ----
            Total non-owner equity changes                                                               10.9
            Stock based compensation and exercise of options                   97.0         (27)         (0.7)
            Cash dividends                                                                               (5.8)
                                                                          --------------------------------------------------
            BALANCE JUNE 30, 1998                                            27,974       4,673        $228.2        $2.8
            Non-owner equity changes:
               Net income                                                                                 6.2
               Other non-owner equity changes:                                                            -
                 Translation adjustment                                                                  (5.3)
                                                                                                         -----
            Total non-owner equity changes                                                                 .9
            Stock based compensation and exercise of options                                (66)          1.9
            Cash dividends                                                                               (3.0)
                                                                          --------------------------------------------------
            BALANCE SEPTEMBER 30, 1998                                       27,974       4,607        $228.0        $2.8
                                                                          ==================================================



                                                                                           COMMON         ACCUMULATED
                                                                  ADDITIONAL               STOCK          OTHER NON-
                                                                    PAID-IN     RETAINED   HELD IN        OWNER EQUITY
                                                                    CAPITAL     EARNINGS   TREASURY          CHANGES     OTHER
                                                                -----------------------------------------------------------------
            BALANCE JANUARY 1, 1997                                  $296.1      $62.4      $(115.7)         $(21.9)     $(1.3)
            Non-owner equity changes:
               Net income                                                          8.4
               Other non-owner equity changes:
                 Translation adjustment                                                                        (2.0)

            Total non-owner equity changes
            Repurchase of common stock                                                         (4.1)
            Stock based compensation and exercise of options           (1.5)                    2.0                        0.3
            Cash dividends                                                        (5.8)
                                                                -----------------------------------------------------------------
            BALANCE JUNE 30, 1997                                    $294.6      $65.0      $(117.8)         $(23.9)     $(1.0)
            Non-owner equity changes:
               Net income                                                         10.6
               Other non-owner equity changes:
                 Translation adjustment                                                                         (.7)

            Total non-owner equity changes
            Stock based compensation and exercise of options            0.3                                                0.1
            Cash dividends                                                        (2.9)
                                                                -----------------------------------------------------------------
            BALANCE SEPTEMBER 30, 1997                               $294.9      $72.7      ($117.8)         ($24.6)     ($0.9)
                                                                =================================================================


            BALANCE JANUARY 1, 1998                                  $295.8      $73.3      $(118.0)         $(29.3)     $(0.8)
            Non-owner equity changes:
               Net income                                                         10.6
               Other non-owner equity changes:
                 Translation adjustment                                                                         0.3

            Total non-owner equity changes
            Stock based compensation and exercise of options           (2.2)                    1.3                        0.2
            Cash dividends                                                        (5.8)
                                                                -----------------------------------------------------------------
            BALANCE JUNE 30, 1998                                    $293.6      $78.1      $(116.7)         $(29.0)     $(0.6)
            Non-owner equity changes:
               Net income                                                          6.2
               Other non-owner equity changes:
                 Translation adjustment                                                                        (5.3)

            Total non-owner equity changes
            Stock based compensation and exercise of options           (0.1)                    1.9                        0.1
            Cash dividends                                                        (3.0)
                                                                -----------------------------------------------------------------
            BALANCE SEPTEMBER 30, 1998                               $293.5      $81.3      ($114.8)         ($34.3)     ($0.5)
                                                                =================================================================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A

The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts for 1997 have been reclassified to conform to the 1998 interim period presentation.


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

NOTE C

Components of inventories at September 30, 1998 and December 31, 1997 are as follows:

                                                    September 30,         December 31, 1997
                                                         1998                (Dollars in
                                                (Dollars in millions)          millions)
                                                 ---------------------    -------------------


Finished products and in-process inventories          $100.1                   $107.8
Raw materials and supplies                              35.7                     48.7
                                                        ----                     ----
                                                       135.8                    156.5
LIFO Reserve                                           (14.1)                   (34.1)
                                                       ------                   ------
                                                      $121.7                   $122.4
                                                       =====                    =====

The decrease in the LIFO reserve is primarily the result of significant reductions in the price of ethylene and chlorine, key raw materials used in the production of PVC resins and compounds.

NOTE D
In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). The pronouncement requires that an enterprise classify items of other comprehensive income or "non-owner equity changes" as referred to by the Company, by their nature in a financial statement and display the accumulated non-owner equity changes separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS 130 on January 1, 1998. Certain reclassifications have been made to the 1997 financial statements to conform to the requirements of this pronouncement.

NOTE E
In June 1998, the Company announced that it had signed a non-binding letter of intent to enter into transactions with Occidental Chemical Corporation (Oxychem), a subsidiary of Occidental Petroleum Corporation. If completed, the transactions would result in (i) the creation of a joint venture, comprised of the polyvinyl chloride suspension/mass resin businesses and related supporting operations of both companies, which would be 76 percent owned by Oxychem and 24 percent by Geon; (ii) the creation of a joint venture, comprised of the powder compound business of both companies, which would be 90 percent owned by Geon and 10 percent owned by Oxychem; and (iii) the acquisition by Geon of Oxychem's vinyl compound, film and pellet businesses located at Burlington, New Jersey, and Pasadena, Texas. The proposed transactions with Oxychem are subject to a number of conditions, including the execution of definitive agreements, approval of the board of directors of each company and the Geon shareholders, and other required approvals.

In June 1998, the Company completed the acquisition of Plast-O-Meric, Inc., (Plast-O-Meric) a privately held custom formulator of vinyl plastisols and polyurethane systems. Also in June 1998, the Company acquired the Wilflex Ink Division (Wilflex) of Flexible Products Company. Wilflex is a manufacturer and marketer of vinyl plastisol ink products. In September 1998, The Company acquired Adchem, Inc., (Adchem) a custom formulator of vinyl plastisols and a marketer of polymer additives such as blowing agents and pigments. The combined revenues of the acquired companies were approximately $110 million for their most recently completed fiscal years, and the companies employ approximately 320 people. The combined purchase price for the acquired businesses was approximately $64 million.

In June 1998, Geon and Orica Limited (formerly ICI Australia Limited) announced approval of their intention to float their entire interests in the joint venture company, Australian Vinyls Corporation Limited pending favorable market conditions. Geon and Orica Limited have indefinitely postponed the public offering due to the unfavorable Australian equity market conditions. Geon holds a 37.4 percent share of the joint venture.


NOTE F
In March 1998, the Company announced an agreement with Bayer Corporation under which Bayer will utilize a pipeline to transport anhydrous chlorine (HCl) from its plant in Baytown, Texas to Geon's VCM plant in LaPorte, Texas. Geon has constructed an oxychlorination facility at LaPorte which will convert the anhydrous chlorine for use in making VCM at its LaPorte Facility. Operation of the pipeline and related facilities commenced early in the fourth quarter of 1998.

In September, the Company announced a $19 million modernization and expansion of its Henry, Illinois specialty polyvinyl chloride (PVC) resin plant. The capital investment will upgrade manufacturing lines and expand capacity by approximately 25%, enabling the Company to continue to meet growing demand for its products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDUSTRY CONDITIONS:

Based on industry data, North American (U.S. and Canada) producer shipments of polyvinyl chloride (PVC), including exports, are estimated to have decreased less than 2% in the third quarter of 1998 as compared to the second quarter of 1998 and were about 4% higher than the same period in 1997. For the first nine months of 1998, North American producer shipments are estimated to have increased 4% as compared to the same period in 1997. Exports for the third quarter decreased 32% over the same period a year ago, and were 22% below the second quarter of 1998. Export shipments declined in the third quarter primarily as a result of the protracted economic dislocation in East Asia. Even though North American PVC demand has remained relatively strong, however PVC prices and margins remained under pressure.

Capacity utilization (shipments/capacity) for North America was estimated at 91% of effective capacity (85% of nameplate) during the third quarter of 1998, a decline of 2% from the second quarter due to a modest slowdown in shipments. Capacity utilization was 3% below the same period last year due to 750 million pounds of capacity expansion early in 1998 by two PVC resin suppliers.

Industry operating margins (the spread between PVC resin selling prices and large buyer ethylene and chlorine costs as reported in industry trade journals and newsletters) for the largest PVC resin market applications were unchanged on average for third quarter of 1998 as compared to the previous quarter and have decreased 1.5 cents per pound as compared to the same quarter of 1997. Price increases announced in the first half of the year did not occur primarily because weakness in export prices caused primarily by the economic dislocations in East Asia as well as of declining raw material costs and underutilized capacity due largely to additions brought on in first quarter of 1998. Again in the third quarter of 1998 lower average selling prices were offset by lower ethylene and chlorine costs.

The fourth quarter of 1998 began with PVC resin operating margins at historic lows despite relatively strong demand. Volumes in the fourth quarter typically experience a seasonal decline from the third quarter. A fourth quarter price increase has been announced by major suppliers in the industry; however, it has historically been difficult to obtain increases in the fourth quarter due to the seasonal demand slowdown. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".


RESULTS OF OPERATIONS:


Sales for the third quarter were $328.0 million, an increase of $24.3 million or 8% from the same period last year. The sales increase is largely due to the incremental sales of acquired businesses, which were partially offset by lower PVC sales resulting from the decline in resin selling prices of approximately
9.0 cents per pound as compared to average third quarter pricing. The remainder of the decline is attributable to the formation of the Australian Vinyls Corporation joint venture from a previously consolidated subsidiary in the third quarter of Year-to-date sales were $983.2 million, a 5% increase over 1997. Excluding the employee separation charge of $15 million and favorable income tax adjustment in 1997 of $2.0 million, year-to-date net income in 1998 declined $9.4 million as compared to 1997. Operating income for the first nine months, excluding the impact of the $15.0 million employee separation charge in 1997, declined by $17.1 million to $38.5 million. For the third quarter of 1998, operating income declined by $1.8 million from the same period a year ago. The decline in earnings is due primarily to the decline in resin operating margins as discussed under "Industry Conditions" above. In addition, costs associated with a scheduled maintenance shutdown in the second quarter of 1998 at the Company's vinyl chloride monomer plant in LaPorte, Texas unfavorably affected year-to-date pretax earnings by approximately $3.5 million. These were partially offset by the earnings of businesses acquired in the last year, including Synergistics Industries Limited (Synergistics), Plast-O-Meric, Wilflex and Adchem. Net income for the quarter was $6.2 million or $2.4 million below the same period last year, excluding the favorable tax adjustment in 1997.

The Performance Polymer and Services market segments, which includes PVC compounds, specialty dispersion resins, plastisol formulators and Polymer Diagnostics, Inc., had aggregate sales revenues 55% higher in the third quarter of 1998 as compared to the same quarter last year, and 4% higher than the previous quarter, due largely to the acquisitions of Synergistics in the fourth quarter of 1997 and Plast-O-Meric, Wilflex and Adchem in 1998. Suspension/mass resin shipment volumes were approximately 2% lower than in the second quarter, consistent with the decline for the industry, and 1% lower than in the same quarter in 1997. Suspension/mass resin selling prices decreased approximately 27% in the third quarter of 1998 from the same quarter last year.

Selling, general and administrative expenses increased by $20.0 million from 1997 to $55.4 million in the first nine months of 1998. This increase is primarily due to the additional expenses associated with the acquired businesses. Similarly, depreciation and amortization has increased over the same periods last year as a result of the additional depreciation on assets acquired and the amortization expense related to acquisition goodwill.


INTEREST & OTHER INCOME/EXPENSE:
Interest expense increased $1.8 million in the third quarter of 1998 and $3.8 million for the first nine months of 1998 as compared to the corresponding periods last year. This increase is a result of the higher average short-term borrowings resulting from the Synergistics acquisition late in 1997 and the three business acquisitions in 1998. In 1997, the Company's short-term borrowings were primarily related to the construction of the Sunbelt facility. Other expense, net increased to $2.5 million for third quarter 1998 as compared to $1.6 million in the same quarter last year. The increase in net expense is primarily the result of restructuring charges recognized by Australian Vinyls Corporation and losses incurred in 1998 by the Sunbelt chlor-alkali joint venture, resulting from declines in chlor-alkali selling prices. Year-to-date other income (expense), net was income of $0.2 million for the first nine months of 1998 as compared to an expense of $4.5 million in 1997, largely due to the equity earnings from Sunbelt and Australian Vinyls Corporation. Foreign currency losses for the third quarter of 1998 were $0.3 million, as compared with $0.9 million in the same quarter last year. Year-to-date foreign currency losses were $0.6 million and $1.6 million in 1998 and 1997, respectively. Currency losses resulted primarily from fluctuations in Australian currency.


TAXES:

Income tax expense for the first nine months of 1998 was approximately 41% of pre-tax income, as compared with 40% for the first nine months of 1997, excluding the impact of a one-time favorable tax adjustment in 1997. The increase in the effective tax rate is due in part to non-deductible goodwill associated with the Synergistics acquisition as well as the effect of a state income tax refund in 1997. The third quarter effective tax rates approximates the year-to-date rates.



CAPITAL RESOURCES AND LIQUIDITY:

During the nine months ended September 30, 1998, the Company generated $96.5 million of cash from operating activities as compared to $82.4 million during the same period of 1997. The year-to-date 1998 earnings before non-cash charges were $15.6 million below last year. Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $24.7 million in the first nine months of 1998, compared with an increase of $5.0 million in 1997, largely as a result of lower material costs, lower PVC resin selling prices, and an increase in receivables sold in 1998.

Investing activities include the $56.1 million of net cash paid for the acquisitions of Plast-O-Meric, Wilflex and Adchem in 1998. Purchases of property were $27 million and $28.5 million for the first three quarters of 1998 and 1997, respectively. Capital expenditures for the full year of 1998 are projected to be approximately $50 million, consistent with 1997 levels. Investing activities for the first half of 1998 also included $2.0 million of investments in and advances to equity affiliates as compared with $66.6 million in 1997. These 1997 advances primarily relate to the Sunbelt chlor-alkali joint venture with Olin and were repaid to the Company in the 4th quarter of 1997.

Financing activities through September 1998 reflect a decrease in short-term debt of $35.9 million. During the same period in 1997, short-term borrowings increased by $34.2 million, primarily to fund the advances for construction of the Sunbelt chlor-alkali plant. In addition, in the first half of 1997, the Company repurchased 200,000 shares of common stock for $4.1 million. As of September 30, 1998, 1.7 million remaining shares are authorized for repurchase under an August 1996 Board of Directors resolution.


The Company believes it has sufficient funds to support dividends, debt service requirements, normal capital and operating expenditures, and expenditures related to expansion of its Henry, Illinois plant, based on projected operations, existing working capital facilities and other available permitted borrowings.


YEAR 2000:

Certain factors that may affect the following forward-looking comments related to Year 2000 readiness are discussed under "Cautionary Note on Forward-Looking Statements".

State of Readiness. Beginning in 1997, the Company has been actively involved in surveying, assessing and correcting Year 2000 problems within its information technology structure. The Company implemented a new integrated commercial business information system in 1997 which is Year 2000 compliant and will support approximately 90% of the current operations. The information technology structure includes, among others, commercial business information systems, manufacturing information systems, desktop computing and data and communication networks. The information system correction process is substantially complete. The Company maintains its critical information technology systems in close cooperation with its suppliers. The Company is not currently operating any legacy systems which are no longer being supported by the original supplier.

The most critical non-information technology systems, such as automated process control equipment, are relatively new and are being upgraded and maintained with the help of the Company's various suppliers. To date, the Company's investigation of these systems has not revealed any Year 2000 problems, however, investigation in this area continues.

Each operating unit's purchasing and production control departments are in the process of analyzing the unit's key third-party dependencies and working with each of these key suppliers to determine the supplier's Year 2000 status. Since the Company's key suppliers are in the process of conducting similar investigations with their own key suppliers, and so on, the Company has had limited success in obtaining reliable Year 2000 compliance certifications.

Costs. The Company has expended only a limited amount on Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations. The implementation of the new integrated commercial business information system (a substantial investment) and other software replacements and upgrades in the ordinary course of business have enhanced the Company's Year 2000 readiness without incremental costs. The Company does not anticipate that future Year 2000 costs related to information technology that are beyond the scope of normal operations will be significant.

The Company is in the process of developing contingency plans to prevent and/or mitigate the impact of Year 2000 failures. These plans will likely result in some expenditures, primarily increased inventory costs to assure adequate supplies, the exact amount of which is not known at this time.

Risks. In the early weeks of fiscal 2000, the Company may experience some random or unforeseen supply chain disruptions that may affect its ability to produce and distribute key products. The disruptions will be material if the U.S. experiences significant interruptions in basic services, such as the electric power grid, telephone service or the banking system.

ENVIRONMENTAL MATTERS:
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.


The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1998 to approximate $2 million to $4 million. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At September 30, 1998, the Company had accruals totaling approximately $50 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1998 are estimated to approximate the level of 1997.


CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS:
This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets;
(2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC , VCM & chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (6) the impact on the North American vinyl markets and supply/demand balance resulting from the economic situation in the Far East; (7) the ability to obtain financing at anticipated rates; (8) unanticipated expenditures required in conjunction with year 2000 compliance; (9) unanticipated delay in realizing, or inability to realize, expected costs savings from the proposed transactions; (10) unanticipated costs or difficulties related to completion of the proposed transactions or the operation of the joint venture entities; and (11) unanticipated delays in completing, or inability to complete, the proposed transactions.

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

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               Not Applicable

Item 3.        Defaults Upon Senior Securities
               None.



Item 4.        Submission of Matters to a Vote of Security Holders
               None.


Item 5.        Other Information:

               The Company's proxies for its 1999 Annual meeting of Stockholders will confer discretionary authority to vote on any matter if the Company does not receive timely written notice of such matter in accordance with Section 9 of Article I of the Company's By-Laws. In general, Section 9 provides that, to be timely, a stockholder's notice must be delivered to the principal executive offices of the Company not less than 60 nor more that 90 days prior to the first anniversary of the preceding year's annual meeting.

               The Company's 1998 Annual Meeting of Stockholders was held on May 7, 1998, so 60 days prior to the first anniversary of the 1998 Annual Meeting will be March 8, 1999, and 90 days prior to the annual meeting will be February 6, 1999. For business to the properly requested by a stockholder to be brought before annual meeting of the stockholders, the stockholder must comply with all of the requirements of Section 9, not just the timeliness requirements outlined above.


Item 6.        Exhibits and Reports on Form 8-K:

          (a)  Exhibit  11  - Statement re Computation of Per Share Earnings
               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               On September 14, 1998, the Company filed an 8-K reporting the acquisition of Adchem, Inc, a custom formulator of vinyl plastisols and a marketer of polymer additives such as blowing agents and pigments.

               On September 14, 1998. the Company filed and 8-K announcing a $19 million modernization and expansion of its Henry, Illinois, specialty polyvinyl chloride (PVC) dispersion resin plant. The capital investment will upgrade manufacturing line and expand capacity by approximately 25 percent, enabling Geon to continue to meet growing demand for its products.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 16, 1998            THE GEON COMPANY




                              /s/ W. D. Wilson
                             Vice President and Chief Financial Officer,
                             (Principal Financial Officer)




                              /s/ G. P. Smith
                              Corporate Controller and Assistant Treasurer
                              (Principal Accounting Officer)