Form 10-K405
period 1998-12-31
GEON CO
filed 1999-03-31
CIK 897547

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.      COMMISSION FILE NUMBER 1-11804

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 15, 1999 was approximately $555.6 million. On such date, 23,477,835 of such shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

      The Exhibit Index is located herein beginning at sequential page I-1.


--------------------------------------------------------------------------------
================================================================================

ITEM 1. DESCRIPTION OF THE BUSINESS.

GENERAL

         The Geon Company, together with its subsidiaries (the Company), is the world's largest manufacturer and marketer of polyvinyl chloride (PVC) compounds, the largest North American manufacturer of PVC dispersion resins, and a leading North American producer of PVC resins. PVC is the world's second most widely used plastic. It is an attractive alternative to traditional materials such as glass, metal and wood and other plastic materials because of its versatility, durability and cost competitiveness. PVC's largest applications are associated with infrastructure development; building products and consumer durable goods. The Company also produces vinyl chloride monomer (VCM), an intermediate precursor to PVC. The Company's operations are located primarily in the United States and Canada in two business segments. The "Performance Polymers and Services" (PP&S) segment includes PVC compounds, two compounding joint ventures, specialty resins, plastisol formulators and analytical testing services. During 1998, the Company acquired three plastisol (see "Products" below) formulator businesses, Plast-o-meric, Inc., the Wilflex Division of Flexible Products Company and Adchem, Inc. These acquisitions added a total of approximately 300 employees at 5 locations. Geon is the only specialty resin producer with downstream integration into plastisol formulators. In addition, PP&S includes the newly formed "Decillion" joint venture with Owens Corning that will market and manufacture material systems based on a unique technology for reinforced thermoplastic polymers. Geon owns 40% of the joint venture. The "Resin and Intermediates" (R&I) segment includes suspension and mass resins, vinyl chloride monomer (VCM), the Company's 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company's 37.4% holding in Australian Vinyls Corporation
(AVC), an Australian PVC operation. As of December 31, 1998, the Company's North American nameplate commodity suspension/mass PVC resin capacity was approximately 2.6 billion pounds, or approximately 18% of total U.S. and Canadian PVC capacity.

         On December 22, 1998, the Company entered into agreements to form a PVC partnership and a Compounding partnership with Occidental Chemical Corporation (OxyChem). The Company will contribute a substantial portion of the assets and liabilities of its R&I business segment to the PVC partnership, which will operate a business that produces and markets PVC suspension and mass resins, VCM and chlor-alkali products. In exchange, Geon will receive a 24% interest in the PVC partnership and the PVC partnership will assume certain liabilities and obligations of Geon. The Company's equity holdings in the Sunbelt chlor-alkali venture and the Australian resin operations (AVC) will not be contributed to the PVC partnership. The Compounding partnership will operate a powder/dry blend compounding business and will be 90% owned by Geon. In conjunction with the transactions, Geon will realize $110 million through retention of certain working capital and distribution of cash from the PVC partnership. OxyChem will also transfer to Geon a PVC flexible film and pellet compounding plant in Burlington, New Jersey and a specialty pellet compound business primarily located in Pasadena, Texas. The formation of the partnerships is subject to certain conditions, including approval of the Company's stockholders.

PRODUCTS

         The Company's PP&S products include PVC compounds, specialty resins, and plastisol formulations. In addition, the Company offers its analytical, testing and problem-solving capabilities to customers and suppliers through its subsidiary, Polymer Diagnostics Inc. With the acquisitions of three formulator businesses in 1998, the Company added urethane powder coatings, vinyl plastisol inks used in ink transfers and polymer additives, such as blowing agents and pigments, to its products.

         PVC compounds are made by combining vinyl resin with additives. Depending upon the additives used, the compound can be either rigid and impact-resistant or soft and flexible. PVC compounds are fabricated by customers of the Company through extrusion, calendaring, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trim, packaging and medical devices. The Company also manufactures plastisizers which add the property of flexibility to PVC. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction applications. Injection-molding PVC compounds are used in specialty parts like business machine components, appliance parts and bottles. The Company's development of PVC compounds that can be injection-molded into thin-walled complex parts or that have other unique characteristics has opened new applications and markets for PVC. Specialty resins are much finer in particle size than suspension resins and when compounded with plasticizers they take on soft, flexible characteristics. They are used primarily in wire and metal coatings, vinyl flooring, vinyl wall coverings and automotive interiors, as well as in consumer products such as toys. The Company supports its PP&S products by providing service to customers through enhanced customer support. The Company's sales force works with engineering and marketing experts of original equipment to create new uses for PVC products and to replace more costly plastics and other traditional materials such as wood, glass or aluminum through the development of cost-effective solutions that meet specific customer needs. In addition, the Company uses a combination of material science, computer-aided design and prototype part production capabilities to assist customers in the development and application of new uses for higher-performance PVC compounds.

         The Company's R&I products include PVC suspension and mass resins and VCM. PVC suspension and mass resins, named for the different processes used to produce them, are powders that cannot be used without the addition of ingredients to form a vinyl compound. Suspension/mass resins can be further categorized as general purpose and special purpose resins. General purpose resins comprise the largest portion of resins by volume and are typically used in rigid applications such as pipe and exterior siding. Special purpose resins are a broad category of resins possessing unique characteristics such as color and clarity and are used in a wide variety of applications such as film, medical and automotive products. Geon's PVC resin production supplies the Company's compounding operations. In addition, the Company sells PVC resin to third party trade customers. VCM produced by the Company is used primarily internally in the production of PVC resin. The Company supplies approximately one-third of its chlorine requirements through the Sunbelt joint venture arrangement with Olin Corporation.

         Additional financial information related to business segments and geographic regions is included in Note Q to the Consolidated Financial Statements.

COMPETITION

         The Company competes with major U.S. chemical manufacturers and diversified companies, some of which have greater financial resources than the Company. Competition in the industry is based upon factors, the importance of which vary depending on the specific characteristics of the product and the applicable market, ranging from price and availability to product performance and customer and technical support. With respect to the R&I segment, the Company competes primarily with seven major North American PVC producers: Borden Chemicals and Plastics Limited Partnership; CONDEA Vista Chemical Company (a subsidiary of RWE-DEA Hamburg, Germany); Formosa Plastics Corporation U.S.A. (a subsidiary of Formosa Plastic Group, Taipei, Taiwan); Georgia Gulf Corporation; Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation), Shintech, Inc. (a subsidiary of Shin Etsu Chemical Co., Ltd., Tokyo, Japan) and The Westlake Group. The key competitive factors are price, product availability and performance. In 1998, the eight largest resin producers (one of which is the Company) accounted for approximately 90% of the total estimated resin capacity. None of the producers had more than 20% of total resin capacity.

         Because there is no single PVC compound market, the manner in which the Company competes varies from market to market, although in each market the Company competes primarily on the basis of product consistency and customer service in addition to price. In certain PVC compound markets, such as pipe fittings, wire and cable, and bottles, the Company competes with other PVC resin manufacturers. In the markets for higher performance PVC compounds, such as extrusion and injection molding compounds for business equipment, appliances, telecommunications and construction, the Company competes less with traditional PVC manufacturers and more with other non-PVC plastic manufacturers, such as General Electric Company, Bayer AG and The Dow Chemical Company. Manufacturing margins and prices in these markets tend to be higher and more stable than PVC resin and other compound markets, although such areas have higher support costs comprised of sales, marketing, technical service, customer support and research and development. Competitors in the specialty resin market include many of the PVC resin competitors discussed under R&I competition above. Plastisol formulator competition is characterized by a large number of formulators, many of them independent, non-public companies. Approximately 5-10 of these formulators, including Geon, account for the majority of formulator sales in North America.

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

         The two principal raw materials used by the Company to manufacture VCM are ethylene and chlorine. The majority of the Company's ethylene requirements are provided under three long-term supply agreements with the largest having an initial term through December 31, 2005. The other significant long-term supply agreements expire at the end of 2003 and 2005. The Company has over 95% of its anticipated ethylene requirements under contract for 1999.

         The Company sources its chlorine requirements three ways: (1) Sunbelt chlor-alkali joint venture participation; (2) agreement with Bayer Corporation for hydrogen chloride; and (3) third party purchases.

         The Company has a 50% participation in a chlor-alkali plant under a joint venture agreement with Olin Corporation. The plant, which began operations in the fourth quarter of 1997, has a capacity of 250,000 tons. A future plant expansion to a capacity of 400,000 tons can be accommodated.

         Further, the Company has an agreement with Bayer Corporation under which a pipeline transports by-product anhydrous hydrogen chloride from Bayer's plant to Geon's nearby LaPorte, Texas plant. This anhydrous hydrogen chloride is converted to chlorine for use in the VCM production process. This pipeline became fully operational in October 1998 and provides for delivery of anhydrous hydrogen chloride sufficient to provide 250,000 tons of chlorine.

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

         Historically, chlorine and ethylene have been produced in the United States at a lower cost than elsewhere in the world. This cost advantage has resulted in U.S. producers of PVC having lower raw material costs than their counterparts in many other parts of the world. In addition to the raw materials for VCM, the Company purchases a variety of additives to manufacture its compound products. These materials generally have adequate alternative sources of supply and are not purchased under multi-year contracts.

         In conjunction with the formation of the joint venture with OxyChem, Geon will enter into a resin and VCM supply agreement with the PVC partnership under which it will purchase a substantial portion of its PVC resin and all of Geon's VCM requirements. The agreements will have an initial term of 15 years with renewal options. The supply agreement will assure availability of supply, technical development and support and competitively priced PVC resin and VCM. The PVC resin supply contract includes price formulas that have market and cost based features. The Company believes that the pricing under the PVC resin supply contract approximates the market price that would be available to a purchaser of similar volumes for similar transactions with third parties.

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

         Expenditures for Company sponsored product research and product development in 1998, 1997 and 1996 were $15.0 million, $17.1 million and $17.5 million, respectively. Expenditures in 1999 are projected to remain at approximately the same level as in 1998.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 2,400 full-time employees of whom approximately 180 employees are covered by collective bargaining agreements which expire in July 2000, November 2000 and July 2001. The bargaining unit employees are employed at the Company's plant in Kentucky and the acquired Synergistics plants located in Canada. The Company considers its employee relations to be good.

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

         The Company's capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes totaled $4 million, $4 million and $3 million in 1998, 1997, and 1996, respectively. In addition, the Company estimates capital expenditures for future environmental improvement programs to approximate $3 million to $5 million in 1999. The projected future capital expenditures are associated with a wide variety of environmental projects such as compliance with anticipated new regulations, achievement of internal company programs and improved operating efficiencies, and expenditures to remediate the acquired facilities to the historical environmental operating practices of Geon. The primary areas for future environmental capital expenditures can be broadly categorized as solid waste, air quality, waste water and ground water improvements. Expenditures for remediating various sites were $5.3 million, $5.0 million and $6.1 million in 1998, 1997 and 1996, respectively. Expenditures in 1999 for remediation of these sites are projected to be $5 million to $7 million.

         The Company has been notified by the U.S. Environmental Protection Agency, a state environmental agency, or a private party that it may be a potentially responsible party (PRP) in connection with seven active and inactive non-Company owned sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in the Company's experience, interim and final allocation of liability costs are generally made based on the relative contribution of waste. The Company believes that it has potential continuing liability with respect to only four such sites. In addition, the Company initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. The Company believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by the Company's environmental engineers and consultants, the Company, at December 31, 1998, had accruals totaling $45.9 million to cover probable future environmental expenditures related to previous contaminated sites. The accrual represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than recorded at December 31, 1998 by as much as $14 million. The Company's estimate of the liability may be revised as new regulations, technologies or additional information is obtained.

         Of the $45.9 million accrued for future environmental expenditures, $17.3 million is attributable to future remediation expenditures at the Calvert City, Kentucky, site and less than $.5 million is attributable to off-site environmental remediation liabilities, including the four sites mentioned above. The remaining amount is primarily attributable to other environmental remediation projects at nine other Company-owned facilities. At Calvert City, consent orders have been signed with both the U.S. Environmental Protection Agency and the Commonwealth of Kentucky Department of Environmental Protection which provide for a site-wide remediation program primarily to remove ethylene dichloride (EDC) from groundwater, the cost of which has been accrued. Environmental expense incurred was $2.4 million in each of the years ended December 31, 1998 and 1997 and $4.2 million for the year ended December 31, 1996.

         The Company participates in the EPA Compliance Audit Program (CAP) under Section 8(e) of the Toxic Substances Control Act. That section requires reporting of information indicating a substantial risk of injury to health or the environment from a chemical substance or mixture. Under the CAP, the Company conducts an audit of its files and reports any information that should have been reported previously. The total potential maximum liability of the Company and its subsidiaries under the CAP is $1 million. The first part of the CAP required reporting of substantial risk information concerning health effects. The remaining part of the CAP involves substantial risk information concerning the environment. The Company will perform its obligations under the environmental portion of the CAP after the EPA issues guidance concerning the kinds of environmental information that it believes are reportable. The Company does not believe that its portion of any civil penalties arising from this portion of the CAP will exceed $.2 million.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The foregoing "Description of the Business" section contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page F-24 under the caption " Cautionary Note on Forward-Looking Statements".

ITEM 2. PROPERTIES.

CORPORATE HEADQUARTERS:  Avon Lake, Ohio

PERFORMANCE POLYMERS AND SERVICES FACILITIES:

                                               SPECIALTY                    PLASTISOL
         VINYL COMPOUNDING                 DISPERSION RESIN                FORMULATORS                 SERVICES
-----------------------------------------------------------------------------------------------------------------------
   Avon Lake, Ohio                       Henry, Illinois              Kennesaw, Georgia             Avon Lake, Ohio
   Conroe, Texas                         Pedricktown, New Jersey      North Baltimore,  Ohio
   Farmingdale, New Jersey                                            Sullivan, Missouri
   Lindsay, Ontario, Canada                                           Sussex, Wisconsin
   Long Beach, California                                             Waukesha, Wisconsin
   Louisville Kentucky
   Niagara Falls, Ontario, Canada
   Orangeville, Ontario, Canada
   Plaquemine, Louisiana
   St. Remi de Naperville, Quebec,
     Canada
   Terre Haute, Indiana
   Valleyfield, Quebec, Canada
   Newton-Aycliffe, England
     (joint venture)
   Singapore  (joint venture)

RESIN AND INTERMEDIATES FACILITIES:

   Deer Park, Texas
   LaPorte, Texas
   Louisville, Kentucky
   Niagara Falls, Ontario, Canada
   Pedricktown, New Jersey
   Scotford, Alberta, Canada
   McIntosh, Alabama (joint venture)
   Melbourne, Victoria, Australia (joint venture)


ITEM 3. LEGAL PROCEEDINGS.

         In addition to the matters regarding the environment described above under the heading "Environmental, Health and Safety", there are pending or threatened against the Company various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may be finally determined should not have a material effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY. (INCLUDED PURSUANT TO INSTRUCTION 3 TO PARAGRAPH (B) OF ITEM 401 OF REGULATION S-K)

         Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Except as otherwise noted in biographies below, the executive officers of the Company were elected to their respective positions immediately following the formation of the Company in 1993. Their ages and positions are as follows:


NAME                                AGE     POSITION WITH COMPANY
----                                ---     ---------------------
William F. Patient                  64      Chairman of the Board and Chief Executive Officer
Thomas A. Waltermire                49      President and Chief Operating Officer
Donald P. Knechtges                 57      Senior Vice President, Business and Technology Development
V. Lance Mitchell                   39      Vice President and General Manager, Compounds
Clarence J. Nosal                   61      Vice President and General Manager, Intermediates
Gregory L. Rutman                   56      Vice President, General Counsel and Secretary
W. David Wilson                     45      Vice President and Chief Financial Officer


WILLIAM F. PATIENT

         Mr. Patient received a degree in Chemical Engineering from Washington University, St. Louis. Mr. Patient joined the B.F.Goodrich Company (BFG) in 1989 as Senior Vice President of BFG and as President of BFG's Geon Vinyl Division. Prior to joining BFG, Mr. Patient had been associated with Borg-Warner Chemicals since 1962, most recently as Vice President. Since the IPO, Mr. Patient has served as the Chairman of the Board and Chief Executive Officer of the Company.

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

V. LANCE MITCHELL

         Mr. Mitchell received a B.S. in Marketing in 1982 from Bowling Green State University. Mr. Mitchell joined BFG as a Product Manager in 1989. Since then he has served as a Market Development Manager, Regional Sales Manager, Extrusion Business Director and Compound Business Director. In May 1997, he was named Vice President and General Manager, Compounds.

CLARENCE J. NOSAL

         Mr. Nosal received a B.S. in Mechanical Engineering from the United States Naval Academy in 1961 and an MBA from Golden Gate University in 1967. Mr. Nosal joined BFG in 1979 as a Plant Manager. In 1988 he was named Vice President of Operations for the Geon Vinyl Division of BFG, and after the initial public offering (IPO) in April 1993, he became Vice President and General Manager, Intermediates.

GREGORY L. RUTMAN

         Mr. Rutman received an A.B. in Business Management from Baldwin-Wallace College in 1964 and a J.D. degree from Cleveland Marshall College of Law in 1969. In 1987, he completed the Executive Program at the Darden Graduate School of Business Administration, University of Virginia. Mr. Rutman joined BFG in October 1974. From 1985 until the IPO, he functioned as Staff Vice President of BFG and Counsel to the BFG Geon Vinyl Division. Since the IPO, he has served as Vice President, General Counsel, Secretary and Assistant Treasurer of the Company.

W. DAVID WILSON

         Mr. Wilson received an A.B. in history from DePauw University in 1975, and a Masters Degree in International Management from The American Graduate School of International Management (Thunderbird) in 1977. Mr. Wilson joined BFG in 1978 and served in a variety of financial management positions within the Chemical Group. He was named controller of the Geon Vinyl Division in 1985 and later became Director of Marketing. He served as General Manager for Auseon Limited, Geon's wholly-owned Australian subsidiary, and Director of Business Management for Geon's Resin Division before being named Vice President and Chief Financial Officer in May 1997.

PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Company's common stock, $.10 par value per share, is reported on the New York Stock Exchange under the trading symbol "GON". The information appearing in the table on page F-23 of this filing under the caption "Quarterly Data (Unaudited)", is incorporated herein by reference thereto. At March 15, 1999, the Company had approximately 7,000 individual stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this item appears on page F-23 of this filing under the caption "Selected Financial Data", and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item appears under the caption "Management's Analysis" on pages F-3, F-4, F-6, F-8 and F-10 of this filing and is incorporated herein by reference thereto. Such information contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page F-24 of this filing under the caption "Cautionary Note On Forward-Looking Statements" and such factors are incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The information required by this item is included on page F-6 under the caption "Market Risk Disclosures", and is incorporated herein by reference thereto. Such information contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page F-24 of this filing under the caption "Cautionary Note On Forward-Looking Statements" and such factors are incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item appears on pages F-5, F-7, F-9 and F-11 through F-24 of this filing and is incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding the Directors of the Company is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period. Information concerning executive officers of the Company is contained in Part I of this Report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION.

          The information regarding executive compensation is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information regarding certain relationships and related transactions is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2) and (d) - The response to these portions of Item 14 are submitted as a separate section of this Report beginning on page F-1 of this Report.

         (a)(3) and (c) - An index of Exhibits filed as part of this Report is located beginning on page I-1 of this Report.

         (b) Reports on Form 8-K Filed in the Fourth Quarter of 1998:

          o Form 8-K filed on November 20, 1998, announcing the consolidation of the Company's compounding operations.

          o Form 8-K filed on December 18, 1998, announcing the formation of a joint venture with Owens Corning.

          o Form 8-K filed on December 23, 1998, announcing the signing of a definitive agreement with Occidental Chemical Corporation to form PVC and compounding joint ventures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                THE GEON COMPANY

                           By: /s/ Gregory L. Rutman
                              ----------------------
                                Gregory L. Rutman
                  Vice President, General Counsel and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1999.

SIGNATURE                                                        TITLE
---------                                                        -----
/s/ William F. Patient                                           Chairman of the Board, Chief Executive
--------------------------                                       Officer and Director (Principal Executive
William F. Patient                                               Officer)

/s/ Thomas A. Waltermire                                         President and Chief Operating Officer
--------------------------                                       and Director
Thomas A. Waltermire

/s/ W. David Wilson                                              Vice President and Chief Financial Officer
-------------------------                                        (Principal Financial Officer)
W. David Wilson

/s/ Gregory P. Smith                                             Corporate Controller (Principal Accounting
-------------------------                                        Officer)
Gregory P. Smith


/s/ James K. Baker                            Director                    /s/ D. Larry Moore                Director
-------------------------                                                 --------------------------
James K. Baker                                                            D. Larry Moore

/s/ J. A. Fred Brothers                       Director                    /s/ John D. Ong                   Director
-------------------------                                                 --------------------------
J. A. Fred Brothers                                                       John D. Ong

/s/ Gale Duff-Bloom                           Director                    /s/ R. Geoffrey P. Styles         Director
-------------------------                                                 --------------------------
Gale Duff-Bloom                                                           R. Geoffrey P. Styles

/s/ J. Douglas Campbell                       Director                    /s/ Farah M. Walters              Director
-------------------------                                                 --------------------------
J. Douglas Campbell                                                       Farah M. Walters

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 14(a)(1) AND (2) AND (d)

                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998


                                THE GEON COMPANY

                         ITEM 14(a)(1) AND (2) and (d).

THE GEON COMPANY AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Geon Company and subsidiaries for the year ended December 31, 1998, are incorporated by reference in Item 8.

                                                                                                          Page
                                                                                                          ----
  Consolidated statements of income - Years ended December 31, 1998, 1997 and 1996.                        F-5
  Consolidated balance sheets - December 31, 1998 and 1997                                                 F-7
  Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996.                    F-9
  Consolidated statements of stockholders' equity - Years ended December 31, 1998, 1997 and 1996.          F-11
  Notes to consolidated financial statements - December 31, 1998.                                      F-12 to F-22
  Quarterly Data (Unaudited)                                                                               F-23
  Report of Independent Auditors                                                                           F-24

The following consolidated financial statement schedule of the Registrant and its subsidiaries is included in Item 14(d)

Schedule II        Valuation and qualifying accounts -Years ended December 31, 1998, 1997 and 1996         F-25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

THE GEON COMPANY AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS - CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


1998 RESULTS OF OPERATIONS -TOTAL COMPANY

In 1998, the Company had record sales of $1.284 billion. Operating income, before a special charge for employee separation and plant phase-out costs, was $51.9 million and income from equity affiliates totaled $3.7 million. Operating income, before special charges, decreased $15.1 million from 1997 due to a decline in industry polyvinyl chloride (PVC) resin margins. Partially offsetting the lower PVC industry resin margins were the improved operating results of the Performance Polymers and Services (PP&S) business, including the acquisitions of Synergistics Industries Limited in the fourth quarter of 1997 and three plastisol formulators in the summer of 1998. The Performance Polymers and Services business represented 65% of 1998 consolidated sales versus 49% in 1997. In 1998, selling and administrative expenses increased $33.2 million over 1997. Approximately 70% of this change relates to the acquisitions. Approximately one-third of the remaining increase relates to incentive compensation plans which are tied to Company performance. The balance is associated with new business development, marketing and costs associated with redirecting the business focus toward growing the PP&S business segment.

Interest expense in 1998 was $4.1 million above 1997 due to higher average short-term borrowings which financed the acquisitions discussed below. The Company's income tax rate for 1998 was 41.5% compared with 35.0% in 1997. The increase primarily resulted from the effects of non-deductible goodwill from recent acquisitions and a favorable adjustment recorded in 1997 for prior years income tax liabilities.

Other expense, net, decreased from $5.9 million in 1997 to $2.6 million in 1998, primarily as a result of fluctuations in the Canadian and Australian exchange rates.

PERFORMANCE POLYMERS & SERVICE BUSINESS (PP&S)

PP&S 1998 sales were $839 million, an increase of 38%, or $232 million, over 1997. This growth primarily resulted from additional sales volumes from the acquisitions of Synergistics in late 1997 and the formulator businesses in 1998. This growth was partially offset by lower average selling prices of approximately 3.5% resulting from downward pressure caused by lower material costs. The margin of average selling price over material costs increased by 16% in 1998 over 1997. This increase was primarily due to lower resin costs and the realization of cost savings in purchased raw materials resulting from synergies created by the recent business acquisitions. Cash plant conversion costs, as a percentage of sales, increased 3 percentage points due to a changing mix of products with the business acquisitions, excess compounding capacity and lower average selling prices.

In the fourth quarter of 1998, a $14.6 million special charge was recognized related to a plan to consolidate the Company's compounding manufacturing operations. The consolidation involves the closure of two plants and other production lines. As part of the compound consolidation plan, additional costs estimated to be $7.5 million are expected in the first quarter of 1999 and upon formation of the powder compound joint venture at which time the Company will close its Conroe, Texas facility. The consolidation is projected to be completed by mid-1999 and result in savings estimated at $6 million in 1999 and $14 million annually thereafter. See Note O to the Consolidated Financial Statements for a further discussion of this charge.

RESIN & INTERMEDIATES BUSINESS (R&I)

Based on the Society of Plastics Industry's (SPI) December 1998 data, North American (U.S. and Canada) producer shipments of PVC resins (including exports) are estimated to have increased 4% over 1997. In 1998, based on SPI data, export shipments are estimated to have decreased 3% over 1997. Domestic shipments increased approximately 5% over last year. Capacity utilization (shipments/capacity) for North America is estimated at 92% of effective capacity (85% of nameplate) in 1998. North American capacity increased 6% over 1997. The Company believes that average industry margins for the largest PVC resin market applications decreased approximately 2.0 cents per pound in 1998 as compared with 1997. This decrease was the result of lower average selling prices of approximately 34%, which were partially offset by lower average feedstock costs.

Industry margins over feedstock costs in 1998 set an historic low for the third consecutive year and were approximately 4.5 cents per pound (30%) below the level set in 1992, the last industry trough.

R&I 1998 sales were $578 million, a decrease of $240 million or 29% from 1997. Approximately $51 million of this decline resulted from the contribution of the Company's Australian resin operations to the Australian joint venture in 1997, which eliminated those revenues from consolidated sales in 1998. The balance of the decline is primarily due to lower PVC resin selling prices. The Company's resin exports represented 4% of total volume in 1998 versus 3% in 1997. PVC resin volumes were flat with last year. The Company's average resin selling price decreased 22%, somewhat less than the industry average due to Geon's product mix. R&I had a business loss (operating loss plus income from equity affiliates) of $36.4 million in 1998, generally resulting from the historic low industry margins noted above. The business loss represented a decrease in earnings of approximately $57 million from 1997, excluding the impact of the 1997 employee separation and plant phase out charge. This decrease was due to lower margins of approximately $50 million on total resin volume, costs associated with the second quarter 1998 maintenance shutdown of the LaPorte, Texas VCM plant of $3.5 million, and annual increases in plant and administrative costs.

Beginning in the fourth quarter of 1998, the Company began purchasing anhydrous hydrogen chloride from Bayer by pipeline, which ultimately will provide approximately one-third of the chlorine requirements at Geon's LaPorte, Texas VCM plant. The arrangement provides the R&I business with a cost competitive source of chlorine.


                                      F-3
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS - CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


1997 RESULTS OF OPERATIONS - TOTAL COMPANY

In 1997, the Company had strong shipments of both resin and compound. Operating income, before a special charge for employee separation costs, increased $37.1 million or 124% over 1996, despite lower industry PVC margins. This improvement was the result of the Company's efforts to grow and expand its Performance Polymers and Services business segment. In addition, the Company further reduced the material and operating costs of its resin operations with the April 1996 start-up of the LaPorte, Texas VCM plant expansion. The acquisition of Synergistics was completed and Synergistics became part of Geon's consolidated operations effective October 31, 1997. Because Synergistics' results were included with the Company's for only two months, the impact on 1997 earnings was not significant.

In the second quarter of 1997, a pre-tax charge of $15 million was recorded to cover costs associated with a voluntary early retirement program covering 74 employees. At December 31, 1998, excluding future payments to be made as part of the funding of the Company's pension plans, $3.0 million remains accrued and will be paid by mid-1999. See Note O to the Consolidated Financial Statements for further discussion of this charge.

Other expense, net, in 1997 included foreign currency losses of $2.2 million, primarily resulting from the weakening of the Australian dollar. In 1996, the Company had currency gains of $1.6 million resulting from fluctuations in both Australian and Canadian currencies. In addition in 1997, other expense, net, included a discount on the sale of receivables of $5.0 million, compared with $2.4 million in 1996. The increase was the result of higher average receivables sold in 1997.

Income tax expense in 1997 was 35% of pre-tax income versus 41.1% in 1996. Excluding a favorable adjustment in 1997 related to prior years tax liabilities, the 1997 income tax expense was 40.9%, approximating the previous year.

PERFORMANCE POLYMERS & SERVICES BUSINESS (PP&S)

PP&S 1997 sales were $607 million, an increase of 13% or $70 million over 1996. Approximately 50% of this growth is attributable to the additional sales of Synergistics. Higher shipment volumes, excluding Synergistics, increased revenues by approximately 8%, accounting for the remaining sales growth. On average, selling prices were flat from 1996 to 1997. Margins (weighted-average unit selling price over average material costs) declined approximately 7%, primarily as a result of higher costs for PVC resin, a key raw material in the production of PVC compounds. 1997 weighted-average unit plant cash conversion costs were flat with 1996.

RESIN & INTERMEDIATES BUSINESS (R&I)

Based on the SPI's December 1997 data, North American producer shipments of PVC resins (including exports) are estimated to have increased 6% over 1996. In 1997, based on SPI data, export shipments are estimated to have increased 33% over 1996. Domestic shipments increased approximately 3% over last year. Capacity utilization for North America was estimated at 94% of effective capacity (87% of nameplate) in 1997. North American capacity increased 7% over 1996. The Company believes that average industry margins for the largest PVC resin market applications decreased approximately 1.0 cent per pound in 1997 as compared with 1996. This decrease was the result of higher average feedstock costs of approximately 20%, only partially offset by higher average selling prices. In 1997, ethylene costs on average were approximately 15% higher than in 1996. Average chlorine costs increased one-third over 1996 levels.

R&I sales were $818 million, an increase of $57 million, or 7%, from 1996. A
7% increase in average unit selling price of suspension resin and an increase of 8% in the volume of suspension resin sold resulted in approximately $92 million of additional revenue. This was partially offset by a decline in VCM sales as a result of increased internal VCM consumption, combined with a $24 million decrease in consolidated sales as a result of the contribution of the Company's Australian resin operation to the Australian joint venture in August 1997, eliminating those revenues from consolidated sales in the period of September through December of 1997. The Company's export sales declined from 11% to 4% of R&I sales as a result of increased domestic demand and an increase in the volume of VCM and resin consumed by the Company's PP&S business. R&I had business income of $20.4 in 1997, excluding the impact of the employee separation charge. In 1996, the business loss was $15.5 million. The margin of the average selling price of suspension resin over the Company's cost of materials increased by 8% from 1996, primarily as a result of lower VCM costs. Reduced VCM costs resulted from the expansion of the LaPorte, Texas facility in mid-1996 and lower cost chlorine purchased from the jointly owned Sunbelt chlor-alkali plant which began operations in November 1997. This suspension resin margin improvement increased R&I business income by approximately $22 million, including the effect of R&I sales to PP&S at market prices. The remaining improvement in business income is attributable primarily to the increase in sales volumes. PVC plant cash conversion costs were flat from 1996 to 1997.



                                      F-4
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
In millions, except per share data


                                                                                      Year Ended December 31,
                                                                               1998             1997              1996
                                                                           -------------------------------------------
SALES                                                                      $1,284.4         $1,250.0          $1,144.4

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                             1,092.6          1,079.6           1,008.1
  Selling and administrative                                                   82.0             48.8              52.3
  Depreciation and amortization                                                57.9             54.6              54.1
  Employee separation and plant phase-out                                      14.6             15.0                --
                                                                           -------------------------------------------
                                                                            1,247.1          1,198.0           1,114.5
                                                                           -------------------------------------------
OPERATING INCOME                                                               37.3             52.0              29.9
Income (loss) from equity affiliates                                            3.7              (.3)              1.0
Interest expense                                                              (16.0)           (11.9)            (10.8)
Interest income                                                                 1.2               .7               1.4
Other expense, net                                                             (2.6)            (5.9)              (.8)
                                                                           -------------------------------------------
INCOME BEFORE INCOME TAXES                                                     23.6             34.6              20.7
Income tax expense                                                             (9.8)           (12.1)             (8.5)
                                                                           -------------------------------------------
NET INCOME                                                                 $   13.8         $   22.5          $   12.2
                                                                           ===========================================


EARNINGS PER COMMON SHARE:
  Basic                                                                    $    .60         $    .98          $    .51
  Diluted                                                                  $    .58         $    .95          $    .50

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS PER SHARE:
   Basic                                                                       22.9             22.9              23.9
   Diluted                                                                     23.6             23.6              24.6
----------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements



                                      F-5
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS - CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


The consolidated balance sheet at December 31, 1998, reflects the strong financial position of The Geon Company.

ASSETS

Total assets were $802.0 million at December 31, 1998, or 8% below 1997. The change in assets is primarily related to (a) lower receivables from lower PVC resin selling prices and an increase in receivables sold (b) lower inventories primarily reflecting lower feedstock costs and (c) purchases of property below depreciation. These decreases were partially offset by the addition of assets associated with 1998 acquired businesses of $66.4 million at December 31, 1998. The investment in equity affiliates includes the Company's 50% participation in the Sunbelt chlor-alkali joint venture and an Australian joint venture with Orica Limited (formerly ICI Australia). The Australian joint venture commenced operations in August 1997, with the Company contributing most of the assets of its Australian PVC subsidiary in exchange for a 37.4% ownership interest. Also, the Company holds a 50% participation in two compounding joint ventures located in the United Kingdom and Singapore. Further, in December 1998, the Company announced that it would hold a 40% ownership in a start-up joint venture with Owens Corning to market and manufacture material systems based on a unique technology for reinforced thermoplastic materials.

LIABILITIES AND EQUITY

The three plastisol formulator acquisitions in 1998, as well as the Synergistics acquisition in 1997, were funded with variable-rate short-term credit facilities. At December 31, 1998, the Company had short-term bank debt of $50.9 million.

At December 31, 1998, the Company had outstanding $125 million in debentures issued in 1995 and maturing in 10 and 20 years from issuance. The debentures have received investment-grade credit ratings. In addition, the Company has available unsecured lines of credit and overdraft facilities totaling $296 million.

Other non-current liabilities include most of the Company's accrued environmental liabilities, as well as pension accruals. The stronger U.S. dollar against the Canadian and Australian dollar resulted in unrecognized translation losses included in other equity of $8.8 million for the year. In 1998, the Company returned $11.7 million to its stockholders in the form of dividends.

MARKET RISK DISCLOSURES

The Company is exposed to market risk from changes in interest rates on debt obligations. The Company's long-term debt at December 31, 1998 consists entirely of fixed rate obligations. To manage such risk, the Company periodically enters into interest rate exchange contracts which generally convert fixed-rate obligations to floating rates. No such exchange contracts were outstanding at December 31, 1998. Cash principal payments required under these obligations are 1999 - $.8 million, 2000 - $1.8 million, 2001 - $.3 million, 2002 - $.5 million,
2003 - $.8 million, and $132.0 million thereafter. Weighted-average interest rates on this debt are 7.0% for 1999 through 2001, 6.9% for 2002 through 2003 and 7.1% thereafter. The Company's short-term debt consists entirely of floating rate obligations. At December 31, 1998, the Company's short-term debt is denominated in Canadian dollars and has a floating rate of 5.1% based on the lenders reference rate. To manage risk associated with floating rate debt, the Company has an interest rate cap agreement expiring in July 1999, which limits the interest rate on up to $85 million of floating rate borrowings to 9%. The fair value of this contract at December 31, 1998 is not significant.

The Company is also exposed to market risk from changes in foreign currency exchange rates, primarily from its operations in Canada and Australia where assets and liabilities are denominated in Canadian and Australian dollars, respectively. To manage such risk, the Company periodically enters into foreign currency forward exchange contracts to mitigate the impact of temporary fluctuations in exchange rates. At December 31, 1998, the Company had a foreign currency forward exchange contract to exchange $16.9 million U.S. dollars for $27.0 million Australian dollars. This contract was terminated in January 1999. The Company does not expect foreign currency denominated assets and liabilities at December 31, 1998 to have a significant impact on earnings or cash flows.

ENVIRONMENTAL MATTERS

The Company generates both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies.

The Company has been designated a potentially responsible party by the U.S. Environmental Protection Agency in connection with one plant and various other sites. The Company also has reportable environmental contamination at certain owned plant sites in the United States and Canada. The Company has accrued $46 million to cover future environmental remediation expenditures and does not believe any of the matters either individually or in the aggregate will have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. Capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes amounted to $4 million, $4 million and $3 million for 1998, 1997 and 1996, respectively. The Company estimates capital expenditures during 1999 of approximately $3 million to $5 million. Expenditures related to the remediation of previously contaminated sites are projected to be $25 million to $30 million over the next five years. The risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the Company's plants, as is the case with other companies involved in the PVC industry. For additional discussion, refer to Note L to the Consolidated Financial Statements.

PENDING TRANSACTIONS WITH OCCIDENTAL CHEMICAL CORPORATION

On December 22, 1998, the Company entered into agreements with Occidental Chemical Corporation (OxyChem) to form two limited partnerships and acquire certain businesses from OxyChem. Most significantly, Geon and OxyChem would contribute their PVC resin operations to a PVC partnership in which the Company would have a 24% ownership interest. The Company anticipates closing the transaction early in the second quarter of 1999. For a further discussion of the transaction see Notes C and F to the Consolidated Financial Statements.



                                      F-6
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In millions, except per share data



                                                                                                   December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                               1998             1997
----------------------------------------------------------------------------------------------------------------------------
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                    $  14.4           $  49.1
Accounts receivable                                                                             70.8             110.8
Inventories                                                                                    113.9             122.4
Deferred income tax assets                                                                      24.6              20.7
Prepaid expenses                                                                                11.0              10.5
----------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                         234.7             313.5

Property, net                                                                                  443.5             456.6
Investment in equity affiliates                                                                 19.8              20.6
Goodwill, net                                                                                   81.5              63.6
Deferred charges and other non-current assets                                                   22.5              18.6
============================================================================================================================
    TOTAL ASSETS                                                                             $ 802.0           $ 872.9
============================================================================================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term bank debt                                                                         $  50.9           $  90.4
Accounts payable                                                                               129.1             159.1
Accrued expenses                                                                                76.0              63.3
Current portion of long-term debt                                                                 .8                .8
----------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                                    256.8             313.6

Long-term debt                                                                                 135.4             136.4
Deferred income tax liabilities                                                                 32.8              35.8
Post-retirement benefits other than pensions                                                    85.1              86.2
Other non-current liabilities including pensions                                                77.8              77.1
----------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                            587.9             649.1
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, 10.0 shares authorized; no shares issued                                         --                --
Common stock, $0.10 par, authorized 100.0 shares; issued 28.0 and 27.9 in 1998
      and 1997, respectively                                                                     2.8               2.8
Additional paid-in capital                                                                     296.1             295.8
Retained earnings                                                                               75.4              73.3
Common stock held in treasury, 4.6 shares in 1998 and 4.7 shares in 1997                      (115.1)           (118.0)
Accumulated other non-owner equity changes                                                     (45.1)            (30.1)
----------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                   214.1             223.8
============================================================================================================================
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 802.0           $ 872.9
============================================================================================================================

                 See Notes to Consolidated Financial Statements



                                      F-7
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS - CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


Net cash provided by operating and investing activities in 1998 and 1997, before the business acquisitions, is as follows:

                                                       Change
 (In millions)                    1998     1997     1998 vs. 1997
 ----------------------------------------------------------------
 Net cash provided by operating
   activities                    $110.0    $98.0        $12.0

 Net cash used by investing
   activities                     (98.3)  (115.3)        17.0
 Business acquisitions, net of
   cash acquired                   57.1     82.2        (25.1)
 ----------------------------------------------------------------
 Net cash used by investing
   activities, excluding net
   cash paid for acquisitions     (41.2)   (33.1)        (8.1)
 ----------------------------------------------------------------
 Net cash provided by operating
   and investing activities
   before business
   acquisitions                  $ 68.8   $ 64.9       $  3.9
 ================================================================


The 1998 net cash provided by operating and investing activities, before business acquisitions, was $3.9 million higher than in 1997 and was achieved despite low industry PVC resin margins and an operating loss in the Resin & Intermediates business segment. Operating activities in 1998 provided cash of $110.0 million, or $12.0 million higher than in 1997. Operating working capital decreased $34.5 million from 1997 and was offset by a decrease in net income of $13.1 million, after adjusting for the effects of the following non-cash charges: depreciation and amortization, employee separation, plant phase-out and deferred income tax provision. Other operating uses of cash in 1998 included the LaPorte maintenance shutdown of $6.0 million and severance and other payments of $4.0 made in connection with the employee separation program announced in 1997. Cash used in investing activities included purchases of property of $40.7 million, a decrease of $10.2 million from 1997. Investing activities in 1997 also included the repayment of prior-year advances to equity affiliates.


In 1997, net cash used by operating and investing activities was $17.3 million and included the acquisition of Synergistics at a net investment of $82.2 million. Excluding the Synergistics acquisition, net cash provided by operating and investing activities was $64.9 million, an increase of $73.5 million over 1996. Operating activities provided $98.0 million of cash, an increase of $13.4 million over 1996. This increase was primarily due to earnings $23.3 million higher than in 1996 after adjusting net income for depreciation and amortization, employee separation, plant phase-out and deferred income tax provision. This was partially offset by an increase in 1997 of operating working capital of $9.6 million, or an increased usage from 1996 of $28.3 million. Cash used in investing activities in 1997, excluding business acquisitions, decreased by $60.1 million as a result of a $22.5 million decrease in purchases of property as well as the repayment in 1997 of prior-year advances to equity affiliates.

Financing activities in 1998 primarily reflected the reduction of short-term debt and the payment of dividends. In 1997, financing activities included an increase in short-term debt as a result of the acquisition of Synergistics, dividend payments and the repurchase of 200,000 shares of common stock.

The Company believes it has sufficient funds to support dividends, debt service requirements and normal capital and operating expenditures under its existing working capital facilities and other available permitted borrowings. Certain factors that may affect these forward-looking comments are discussed on page F-24. Under an August 1996 Board of Directors resolution, the Company is authorized to repurchase an additional 1.7 million shares of Geon common stock.

INFLATION

The Company employs a number of strategies to mitigate the impact of inflation on financial results. A considerable amount of capital spending is directed toward cost reduction and productivity improvement projects. Moreover, through its research and development efforts, the Company is continually exploring ways to reduce the cost of existing products and to develop new products with improved performance characteristics that will command premium prices. The Company is also reviewing and re-engineering its administrative activities on an ongoing basis in order to streamline operations and reduce costs.


                                      F-8
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In millions


                                                                                     Year Ended December 31,
                                                                       -----------------------------------------------------
                                                                             1998              1997              1996
                                                                       -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $ 13.8           $ 22.5            $ 12.2
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Employee separation and plant phase-out                                    14.6             15.0                --
    Depreciation and amortization                                              57.9             54.6              54.1
    Provision for deferred income taxes                                        (1.0)             6.3               8.8
    Changes in assets and liabilities:
     Operating working capital:
        Accounts receivable                                                    50.7             (2.8)             30.1
        Inventories                                                            16.5             (4.3)            (12.0)
        Accounts payable                                                      (32.7)            (2.5)               .6
----------------------------------------------------------------------------------------------------------------------------
     Total operating working capital                                           34.5             (9.6)             18.7
-----------------------------------------   --------------------------------------------------------------------------------
       Accrued expenses                                                        (2.3)            (6.0)             (2.5)
       Income taxes payable/receivable, net                                     3.3              4.2              (2.1)
       Other                                                                  (10.8)            11.0              (4.6)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     110.0             98.0              84.6

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired                                   (57.1)           (82.2)               --
Purchases of property                                                         (40.7)           (50.9)            (73.4)
Investment in and advances to equity affiliates                                 (.5)            17.8             (19.8)
----------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES                11.7            (17.3)             (8.6)

FINANCING ACTIVITIES
(Decrease) increase in short-term debt                                        (34.4)            72.0               9.8
Repayment of long-term debt                                                     (.9)            (4.0)              (.7)
Net proceeds from issuance of common stock                                      1.8               .3                .4
Repurchase of common stock                                                       --             (4.1)            (32.4)
Dividends                                                                     (11.7)           (11.6)            (12.1)
----------------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                          (45.2)            52.6             (35.0)

Effect of exchange rate changes on cash                                        (1.2)            (4.1)               .4
----------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (34.7)            31.2             (43.2)
Cash and cash equivalents at beginning of year                                 49.1             17.9              61.1
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 14.4           $ 49.1            $ 17.9
----------------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements




                                      F-9
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS - YEAR 2000 COMPLIANCE
--------------------------------------------------------------------------------


YEAR 2000 (Y2K)

State of Readiness. Since 1997, the Company has been actively involved in surveying, assessing, and correcting Year 2000 ("Y2K") problems with its information technology structure. Geon's information technology structure includes, among others, commercial business information systems, manufacturing information systems, desktop computing networks, and data and communication networks. Geon implemented a new integrated commercial business information system in 1997 which is Y2K compliant and will support approximately 90% of the current operations. Following the assessment of its information technology structure, Geon identified its systems that it believed may be vulnerable to Y2K failures and established a program to assess Y2K issues.

The Company's Y2K efforts are being carried out by Geon's Y2K compliance team under the leadership of the Manager of Technical Support. The Manager of Technical Support has assembled a group of seven individuals to oversee the implementation of Geon's Y2K program and has appointed a person at each of Geon's facilities, including those newly acquired, to address Y2K issues. The Y2K compliance team maintains a reporting structure to ensure that progress is made on Y2K issues and to ensure the reliability of risk and cost estimates relating to Y2K problems.

The most critical non-information technology systems, such as automated process control equipment, are relatively new and are being upgraded and maintained with the help of Geon's various suppliers. To date, Geon's investigation of these systems has not revealed any Y2K problems; however investigation in this area continues.

In February 1997, Geon completed the installation of a new integrated commercial business information system which is Y2K compliant and will support 90% of Geon's current operations. The purchase and initial installation of Geon's new commercial business information system cost approximately $20 million. Currently, the Company is operating one older information system which has been remediated. As a result of the installation of the new system and its remediation efforts, Geon has completed all of its Y2K work with respect to its commercial business information systems. The Company is also in the process of remediating all of its technical infrastructure. The most critical non-information technology systems include automated process control equipment and equipment containing embedded chips. These systems are relatively new and are being upgraded with the help of Geon's various suppliers.

In addition to internal resources, the Company is utilizing external resources to implement its Y2K program and to ensure that its risk and cost estimates are reliable. Geon has contracted with outside consultants to verify Geon's assessment of its Y2K problems and to assist it with remediation efforts.

The Company relies significantly upon third parties in the operation of its business. As a result, as part of Geon's Y2K program, the purchasing and production control department of each operating unit has made, and is making, efforts to determine and assess the Y2K compliance of third parties with which Geon does business. In particular, throughout 1998, Geon contacted and sent questionnaires to all of its raw material suppliers to obtain information relating to the status of such suppliers with respect to Y2K issues, Geon received assurances from 75% of its raw material suppliers that they are or would be Y2K compliant by July 1999. Geon has maintained ongoing correspondence with its suppliers regarding Y2K issues and placed particular emphasis on determining the Y2K readiness of its critical suppliers.

Due to the uncertainties associated with Y2K problems, Geon is in the process of developing contingency plans in the event that its business or operations are disrupted on January 1, 2000. As part of this plan, the Company expects to adjust its inventory levels and mix of products and raw materials consistent with good business practice based upon the risks that Geon believes exist. In addition, Geon expects to develop a plan that outlines how one facility can compensate for any disruption at another facility due to Y2K problems.

Completion. The Company's Y2K compliance team expects Geon's internal systems and processes to be Y2K compliant by July 1999.

Cost. The Company anticipates incurring total out-of-pocket expenditures of approximately $.75 million on Y2K issues. To date, Geon has incurred out-of-pocket costs of approximately $.3 million on Y2K issues, plus internal personnel time included in the scope of normal operations. Approximately 85% of these funds have been expended in connection with remediation, and 15% of these funds have been expended to replace portions of the information technology structure. The funds used by Geon to address its Y2K problems are from the general business budget, and all such costs are expensed as incurred.

Risks. If the Company's suppliers and customers are not Y2K compliant by January 1, 2000, such noncompliance could materially affect Geon's business, results of operations, and financial condition. Geon may experience some random or unforeseen supply chain disruptions that may affect its ability to produce and distribute key products. In addition, the Company's business may be disrupted if a significant number of its customers are unable to pay for products supplied to them by Geon. Geon's worst case scenario is the inability of Geon to receive raw materials or remove products from its facilities. In order for Y2K problems to have a material effect on Geon, Geon believes that more than one of its facilities would have to experience significant Y2K problems.

Forward-Looking Statements. The data on which the Company believes it will complete its Y2K compliance efforts and the expenses related to Geon's Y2K compliance efforts are based upon management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans, and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which Geon relies will be timely converted or that a material failure by a third party, or a conversion that is incompatible with Geon's systems, would not have a material adverse effect on Geon.





                                      F-10
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
In millions, except per share data; Shares in thousands


                                                                                                                    Accumulated
                                                        Common                                           Common       Other
                                                        Shares                    Additional              Stock      Non-Owner
                                             Common    Held in             Common   Paid-In   Retained   Held in      Equity
                                             Shares    Treasury   Total     Stock   Capital   Earnings   Treasury     Changes
-------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                    27,877     3,197     $208.9     $2.8   $273.9     $ 62.3   $ (86.6)      $(43.5)
Non-owner equity changes:
    Net income                                                      12.2                         12.2
    Translation adjustment                                            .5                                                  .5
    Adjustment of minimum pension liability                         16.4                                                16.4
                                                                 --------
Total non-owner equity changes                                      29.1
Stock-based compensation and exercise of
    options                                              (107)       3.0              (3.7)                 3.3          3.4
Adjustment related to step-up in tax basis                          25.9              25.9
Repurchase of common shares                             1,469      (32.4)                                 (32.4)
Cash dividends ($.50 per share)                                    (12.1)                       (12.1)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                    27,877     4,559      222.4      2.8    296.1       62.4    (115.7)       (23.2)

Non-owner equity changes:
    Net income                                                      22.5                         22.5
    Translation adjustment                                          (8.3)                                               (8.3)
    Adjustment of minimum pension liability                          1.0                                                 1.0
                                                                 --------
Total non-owner equity changes                                      15.2
Stock-based compensation and exercise of
    options                                               (59)       1.9               (.3)                 1.8           .4
Repurchase of common shares                               200       (4.1)                                  (4.1)
Cash dividends ($.50 per share)                                    (11.6)                       (11.6)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                    27,877     4,700      223.8      2.8    295.8       73.3    (118.0)       (30.1)

Non-owner equity changes:
    Net income                                                      13.8                         13.8
    Translation adjustment                                          (8.8)                                               (8.8)
    Adjustment of minimum pension liability                         (6.6)                                               (6.6)
                                                                 --------
Total non-owner equity changes                                      (1.6)
Stock-based compensation and exercise of
    options                                      97       (78)       3.6                .3                  2.9           .4
Cash dividends ($.50 per share)                                    (11.7)                       (11.7)
===============================================================================================================================
BALANCE DECEMBER 31, 1998                    27,974     4,622     $214.1     $2.8   $296.1     $ 75.4   $(115.1)      $(45.1)
===============================================================================================================================

                 See Notes to Consolidated Financial Statements




                                      F-11
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A. THE COMPANY

      The Geon Company (Company or Geon), together with its subsidiaries, is the world's largest manufacturer and marketer of polyvinyl chloride (PVC) compounds and a leading North American producer of PVC resins. Geon's operations are primarily located in the United States and Canada in two business segments. The "Performance Polymers and Services" segment includes PVC compounds, including two joint ventures, specialty resins, plastisol formulators and analytical testing services. The "Resin and Intermediates" segment includes suspension and mass resins, vinyl chloride monomer (VCM), a precursor to PVC, the Company's 50% equity holding in Sunbelt chlor-alkali joint venture and the Company's 37.4% holding in Australian Vinyls Corporation (AVC), an Australian PVC operation. Sales include exports from North America of $45.7 million, $36.2 million and $85.7 million in 1998, 1997 and 1996, respectively.

As described in Note C, on December 22, 1998, the Company entered into agreements to form a PVC partnership and a compounding partnership with Occidental Chemical Corporation (OxyChem). The Company will contribute a substantial portion of the assets and liabilities of its Resin and Intermediates segment to the PVC partnership, which will operate a business that produces and markets PVC suspension and mass resins, VCM and chlor-alkali products. The Company's equity holdings in Sunbelt and AVC will not be contributed to the PVC partnership. The compounding partnership will operate a powder/dry blend compounding business. In conjunction with the transactions, Geon will realize $110 million through retention of certain working capital and distribution of cash from the PVC partnership. OxyChem will also transfer to Geon a PVC flexible film and pellet compounding plant in Burlington, New Jersey and a specialty pellet compound business primarily located in Pasadena, Texas.

      The formation of the partnerships is subject to certain conditions, including approval of the Company's stockholders.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All majority owned affiliates are consolidated. Investments in affiliates where Company ownership is 50 percent or less are accounted for under the equity method. Intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

INVENTORIES

      Inventories are stated at the lower of cost or market. Most domestic inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method.

PROPERTY AND DEPRECIATION

      Property, plant and equipment is recorded at cost, net of depreciation and amortization computed principally using the straight-line method over the estimated useful life of the assets, ranging from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding ten years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. Repairs and maintenance costs are expensed as incurred, except for costs associated with periodic plant turnaround (maintenance shutdown) costs which are deferred and amortized over approximately two years, the period benefited. At December 31, 1998 and 1997, unamortized turnaround costs were $4.3 million and $1.9 million, respectively. Amortization expense related to deferred plant turnaround costs totaled $3.6 million, $4.5 million and $4.1 million in 1998, 1997 and 1996, respectively.

GOODWILL

    The excess of the purchase price paid over the fair value of the net assets of businesses acquired is recorded as goodwill and amortized over a thirty-five year period on a straight-line basis. Goodwill and other long-lived assets are reviewed for impairment. When undiscounted cash flows are not sufficient to recover the assets' carrying amount, an impairment loss is charged to expense in the period identified. Measurement of impairment is based upon discounted cash flows, asset appraisals or market values of similar assets. At December 31, 1998 and 1997, accumulated amortization totaled $2.4 million and $.3 million, respectively. Amortization expense was $2.1 million and $.3 million in 1998 and 1997, respectively.

FINANCIAL INSTRUMENTS

      The fair values of cash equivalents and short-term bank debt approximate their carrying amount because of the short maturity of those instruments. The fair values of long-term debt and debentures are estimated based on the present value of the underlying cash flows discounted at the Company's estimated borrowing rate. At December 31, 1998 and 1997, the fair value of long-term debt, including debentures, approximates its carrying value.


                                      F-12
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The Company periodically enters into interest rate exchange and foreign currency contracts. Interest rate exchange contracts are generally used to convert fixed-rate to floating-rate debt in order to take advantage of lower floating rates. Foreign currency contracts are used to minimize the impact of temporary fluctuations in exchange rates. These contracts generally do not qualify as hedges; accordingly, these contracts are carried at market value, with resulting gains and losses recognized immediately in other income. At December 31, 1998, the Company had outstanding a foreign currency forward exchange contract to exchange approximately $16.9 million U.S. dollars for $27.0 million Australian dollars. The fair value of this contract, which was terminated in January 1999, was approximately $(.3) at December 31, 1998.

      The Company also has an interest rate cap agreement which limits the interest rate on up to $85 million of floating rate debt to a maximum rate of 9%. This cap agreement expires in July 1999. The fair value of this contract at December 31, 1998 is not significant.

REVENUE RECOGNITION

      The Company recognizes revenues at the point of passage of title, which is at the time of shipment.

ENVIRONMENTAL COSTS

      The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and the Company's proportionate share of the amount can be reasonably estimated.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development costs, which were $15.0 million, $17.1 million and $17.5 million in 1998, 1997 and 1996, respectively, are charged to expense as incurred.

FOREIGN CURRENCY TRANSLATION

      Income statement items are translated at average currency exchange rates. Transaction gains and losses are included in determining net income. All balance sheet accounts of foreign subsidiaries and equity investees are translated at the exchange rate at the end of the period. The Company's share of the resulting translation adjustment is recorded as part of the other component of stockholders' equity. The cumulative unrecognized translation adjustment loss was $35.7 million, $26.9 million and $18.6 million at December 31, 1998, 1997 and 1996, respectively.

STOCK OPTIONS

         The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

CHANGE IN ACCOUNTING METHOD

       Effective January 1, 1998, the Company adopted Statement of Position
(SOP) 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." The SOP requires the capitalization of certain costs to develop or obtain internal use software. The adoption of this SOP did not have a material impact in 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective beginning January 1, 1999, and requires that unamortized start-up costs be written off at the time the SOP is adopted and future start-up costs be expensed as incurred. Unamortized start-up costs totaling $1.5 million, net of income tax benefit, will be written off as the cumulative effect of a change in accounting as of January 1, 1999.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which is required to be adopted beginning in the year 2000. Because of the Company's minimal use of derivatives, the adoption of this Statement is not expected to have a material impact on the earnings or the financial position of the Company.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

    Certain amounts for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

NOTE C. JOINT VENTURE FORMATION

    On December 22, 1998, the Company entered into agreements with OxyChem to form two limited partnerships. Under these agreements, Geon will contribute to the PVC partnership five PVC suspension and mass resin plants and one VCM plant as well as related assets. In exchange, Geon will receive a 24% interest in the PVC partnership and the PVC partnership will assume certain liabilities and obligations of Geon related to agreements under which Geon currently leases a portion of a VCM plant located in LaPorte, Texas, as well as certain industrial revenue bond debt of Geon. OxyChem will contribute to the PVC partnership one PVC plant, one VCM plant, a 50% interest in OxyMar, a Texas general partnership that operates a VCM plant, and a chlor-alkali chemical complex, together with related assets. In exchange, OxyChem will receive a 76% interest in the PVC partnership, and the PVC partnership will assume certain liabilities and obligations of OxyChem, including certain OxyMar debt.



                                      F-13
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    Geon will contribute to the compounding partnership substantially all of its powder/dry blend compounding assets, located at Plaquemine, Louisiana, and its powder compound business. In exchange, Geon will receive a 90% interest in the compounding partnership, and the compounding partnership will assume certain liabilities and obligations of Geon. OxyChem will contribute to the compounding partnership substantially all of its compounding assets located at Pasadena, Texas. In exchange, OxyChem will receive a 10% interest in the compounding partnership, and the partnership will assume certain liabilities and obligations of OxyChem.

    In conjunction with the Joint Venture transactions, Geon will realize $110 million through retention of certain working capital and the distribution of cash from the PVC partnership. OxyChem will also transfer to Geon a PVC flexible film and pellet compounding plant located in Burlington, New Jersey, and its specialty pellet compound business located in Pasadena, Texas, in addition to inventory, customer lists, contracts and other associated rights.

     In addition, Geon will enter into a resin and VCM supply agreement with the PVC partnership under which it will purchase a substantial portion of its PVC resin and VCM. The agreements will have an initial term of 15 years with renewal options. The Company will also enter into various service agreements with the partnerships.

    The Company will account for its interest in the PVC partnership as an equity investment. The compounding partnership will be consolidated.

    The formation of the partnerships is subject to certain conditions, including approval of the Company's stockholders.

NOTE D. BUSINESS ACQUISITIONS

    During 1998, the Company completed the acquisitions of three custom formulators of vinyl plastisols for a combined purchase price of $57.1 million, net of cash acquired. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $24 million and has been recorded as goodwill. The purchase price allocations reflected in these financial statements are preliminary and will be finalized in 1999. The acquisitions were financed with the Company's existing short-term credit facilities. The Company's 1998 results of operations include the operations of two of these acquired companies from June 1, 1998 and the third from September 1, 1998.

    On October 31, 1997, the Company acquired Synergistics Industries Limited (Synergistics) of Mississauga, Ontario, Canada for approximately $87 million. The acquisition was also accounted for under the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired of approximately $64 million has been recorded as goodwill.

    If these acquisitions had occurred at the beginning of 1997, after adjusting for goodwill amortization, interest on acquisition debt and other pro forma adjustments, the Company's sales, operating income and net income for 1997 would have increased by approximately $312.0 million, $26.2 million and $3.1 million, respectively. Sales, operating income and net income for 1998 would have increased by approximately $52.2 million, $4.7 million and $1.7 million, respectively. Basic and diluted earnings per share would have increased by approximately $.08 for 1998 and $.14 for 1997.

NOTE E. FINANCING ARRANGEMENTS

      Aggregate maturities of long-term debt during the five years subsequent to December 31, 1998 are: 1999--$0.8 million; 2000--$1.8 million; 2001--$0.3 million; 2002--$0.5 million; and 2003--$0.8 million. Interest paid amounted to $14.5 million, $12.5 million and $10.9 million during 1998, 1997 and 1996, respectively. At December 31, long-term debt consists of the following:

(In millions)                       1998          1997
------------------------------------------------------------
6.875% Debentures (maturing 2005)   $ 75.0       $ 75.0

7.500% Debentures (maturing 2015)     50.0         50.0

6.66% Industrial revenue bonds
  related to LaPorte facility
  (maturing 2009)                      7.6          7.8

Other                                  3.6          4.4
------------------------------------------------------------
                                     136.2        137.2
Less current portion                    .8           .8
============================================================
                                    $135.4       $136.4
============================================================


      At December 31, 1998, the Company had the following unsecured lines of credit, all of which are short-term except for the revolving credit facility, which expires in the year 2000.

                                   Number of    Permitted
 (Dollars in millions)               Lines      Borrowings
 -----------------------------------------------------------
 U.S. (including the $100
   revolving credit facility)          5         $230.0

 Canada (includes acquisition
   facility)                           4           66.0
 -----------------------------------------------------------
                                                 $296.0
 ===========================================================

      At December 31, 1998, approximately $250.1 million of the credit and overdraft facilities was available. The weighted-average interest rate on short-term borrowings was 5.1% at December 31, 1998 and 4.1% at December 31, 1997.
      The Company's bank agreements contain restrictive covenants and require the maintenance of certain financial ratios.



                                      F-14
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE F. LEASING ARRANGEMENTS

      The Company leases warehouse space, machinery and equipment, automobiles and railcars under operating leases with remaining terms up to twelve years. Rent expense amounted to $32.2 million, $32.1 million and $23.8 million during 1998, 1997 and 1996, respectively. The Company leases a VCM production facility and related equipment under operating leases that expire in 2001. Under the terms of the lease agreements, the Company has options to renew the lease for five one-year periods and may purchase the VCM facility and equipment at a predetermined price at any time during the lease term. The agreements provide for a guaranteed residual value of approximately $150 million at termination. Under the terms of the transaction agreements with OxyChem (see Note C), the PVC partnership will assume the Company's obligation under these leases.

      The future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year at December 31, 1998, are as follows: 1999--$27.1 million; 2000--$21.9 million; 2001--$179.4 million;
2002--$2.9 million; 2003--$2.3 million; and thereafter--$10.6 million.

NOTE G. SALE OF ACCOUNTS RECEIVABLE

      The Company has an agreement with a bank to sell an undivided interest in certain trade accounts receivable under which, on an ongoing basis, a maximum of $85.0 million can be sold from a designated pool subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Buyers have collection rights to recover payments from the receivables in the designated pool. Sales of accounts receivable averaged $78.4 million, $79.9 million and $40.5 million in 1998, 1997 and 1996, respectively. Accounts receivable at December 31, 1998 and 1997 are net of $85.0 million and $60.0 million, respectively, representing the interests in receivables sold under these agreements. The discount from the Company's sale of receivables is included in "Other expense, net" in the Consolidated Statements of Income.

NOTE H. INVENTORIES

                                       December 31,
(In millions)                       1998          1997
------------------------------------------------------------
At FIFO or average cost, which
  approximates current costs:

    Finished products and in
      process                       $ 94.3       $107.8
    Raw materials and supplies        34.2         48.7
------------------------------------------------------------
                                     128.5        156.5
 Reserve to reduce certain
   inventories to LIFO basis         (14.6)       (34.1)
============================================================
                                    $113.9       $122.4
============================================================

      Approximately 56% and 62% of the pre-LIFO inventory amounts have been valued by the LIFO method at December 31, 1998 and 1997, respectively.

    The decrease in the LIFO reserve from December 31, 1997 to December 31, 1998 is attributable to deflation in the Company's material costs.

NOTE I. PROPERTY

                                       December 31,
(In millions)                       1998          1997
------------------------------------------------------------
Land and land improvements        $   32.3     $   31.5
Buildings                            216.5        206.6
Machinery and equipment              956.4        935.2
------------------------------------------------------------
                                   1,205.2      1,173.3
Less accumulated
   depreciation and                  761.7        716.7
   amortization
============================================================
                                  $  443.5     $  456.6
============================================================

    Capital expenditures for 1997 and 1996 include $2.4 million and $1.1 million, respectively, of capitalized interest costs. No interest was capitalized in 1998.

NOTE J. OTHER BALANCE SHEET LIABILITIES

(In millions)                              Non-current
                      Accrued Expenses     Liabilities
-----------------------------------------------------------
                         December 31,      December 31,
                        1998     1997     1998     1997
-----------------------------------------------------------
Employment costs       $25.5     $23.9    $ 5.6   $  4.6
Environmental            5.5       7.3     40.4     43.7
Plant utilities          1.4       1.4      1.8      3.2
Taxes, other than       15.1      13.1       --       --
  income
Post-retirement          7.7       7.7       --       --
  benefits
Pension                  2.4       --      23.0     20.1
Employee separation
  and plant phase-out    9.2       2.8       --       --
Other                    9.2       7.1      7.0      5.5
===========================================================
                       $76.0     $63.3    $77.8   $ 77.1
===========================================================

NOTE K. EMPLOYEE BENEFIT PLANS

PENSION BENEFIT PLANS

      In 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits". This Statement addresses disclosures only and did not change the Company's recognition and measurement of pension and post-retirement obligations. The Company has two defined benefit pension plans covering substantially all domestic employees. The plan covering salaried employees (salaried plan) generally provides benefit payments using a formula that is based on employee compensation and length of service. The plan covering union wage employees (wage plan) generally provides benefit payments of stated amounts for each year of service. Annual contributions to the plans are sufficient to satisfy legal requirements. Plan assets consist principally of corporate and government obligations and funds invested in equities. In addition to funded pension plans, the Company has three unfunded nonqualified pension plans which provide supplemental pension benefits for senior executives.


                                      F-15
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The following table sets forth as of December 31, 1998 and 1997 the status of the Company's funded defined benefit pension plans. The plan assets relate only to these funded plans. Accordingly, the table excludes the accumulated benefit obligation and benefit payments for unfunded non-qualified plans.

                                                     Change
 (In millions)                    1998     1997   1998 vs. 1997
 --------------------------------------------------------------
 CHANGE IN PLAN ASSETS:
 Plan assets - beginning of      $241.8   $215.0     $ 26.8
   the year
 Actual return on plan assets      15.3     33.5      (18.2)
 Company contributions              5.7     11.0       (5.3)
 Benefits paid                    (18.9)   (17.7)      (1.2)
 --------------------------------------------------------------
 Plan assets - end of the year    243.9    241.8        2.1
 --------------------------------------------------------------
 Accumulated benefit obligation   263.2    256.7        6.5
    (ABO)
 --------------------------------------------------------------
 Plan assets less than ABO      $ 19.3   $ 14.9     $  4.4
 --------------------------------------------------------------

      At December 31, 1998, the accumulated benefit obligation liability related to these funded pension plans was 93% funded. The use of a 0.2% lower interest rate to discount future pension obligations at December 31, 1998 as compared to 1997 increased the ABO by approximately $7.0 million. Discount rate assumptions change with fluctuations in current investment returns. Over the last three years, the Company's contributions have totaled $28.7 million, or $5.1 million above the normal pension expense for the same period.

      Annual pension expense for funded and unfunded defined benefit pension plans, including a charge of $10.7 million in 1997 related to a voluntary retirement program, included the following components:

 (In millions)                    1998      1997      1996
 ------------------------------------------------------------
 Service cost for benefits
   earned                        $  3.9    $  4.1    $  4.0
 Interest cost                     20.1      19.5      18.8
 Curtailment loss and special
   termination benefits              --      10.7        --
 Expected return on plan assets   (22.5)    (19.6)    (16.9)
 Amortization of unrecognized
   losses, transition obligation
   and prior service cost           2.6       3.8       5.8
 ============================================================
 Pension expense, net            $  4.1    $ 18.5    $ 11.7
 ============================================================

      The tables below show the change in the combined projected benefit obligation (PBO) and the combined funded status of both the funded and unfunded defined benefit pension plans. The PBO includes the impact of projected future salary increases.

                                                     Change
 (In millions)                    1998     1997    1998 vs. 1997
 --------------------------------------------------------------
 CHANGE IN BENEFIT OBLIGATION (PBO):

 Benefit obligation- beginning
   of year                       $294.1   $265.9     $ 28.2
 Service cost                       3.9      4.1        (.2)
 Interest Cost                     20.1     19.5         .6
 Benefits paid                    (19.9)   (17.7)      (2.2)
 Curtailment and special
   termination benefits               -     10.7      (10.7)
 Change in discount rate and
   other                            3.9     11.6       (7.7)
 ------------------------------------------------------------
 Benefit obligation - end of
   year (PBO)                     302.1   $294.1        8.0
 Less projected salary increases  (31.1)   (29.1)      (2.0)
 ------------------------------------------------------------
 Accumulated benefit obligation
 (ABO)                           $271.0   $265.0     $  6.0
 ------------------------------------------------------------

  FUNDED STATUS OF THE PLANS:
  Plan assets less than PBO      $ 58.2   $ 52.3     $  5.9
  Unamortized balances:
    Transitional liability         (4.4)    (5.6)       1.2
    Prior service cost             (3.9)    (5.0)       1.1
    Net actuarial loss            (44.8)   (35.3)      (9.5)
    Adjustments required to
     recognize minimum liability   20.3     13.7        6.6
 ------------------------------------------------------------
  Accrued pension cost - all
    plans                          25.4     20.1        5.3
 ------------------------------------------------------------
    Accrued pension cost-
      salaried plan                24.6     19.4        5.2
    Prepaid pension cost-
      wage plan                    (8.2)    (7.6)       (.6)
    Accrued pension cost-
      unfunded plans             $  9.0   $  8.3     $   .7
 ============================================================

      The combined PBO includes the PBO of unfunded plans of $10.2 million and $9.7 million at December 31, 1998 and 1997, respectively. The ABO of these unfunded plans was $9.1 million and $8.3 million at December 31,1998 and 1997 , respectively. The remaining PBO relates to the Company's two funded pension plans. The salaried plan had, at December 31, 1998 and 1997, a PBO and ABO exceeding the fair value of the assets related to the Plan. At December 31, 1998 the PBO, ABO and fair value of related assets for this plan were $268.8 million, $240.0 million and $215.4 million, respectively. At December 31, 1997, the PBO, ABO and fair value of plan assets of this plan were $260.2 million, $232.5 million and $213.1 million, respectively.





                                      F-16
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Major assumptions used in accounting for the Company's defined benefit pension plans are as follows:

                             1998          1997
----------------------------------------------------
Discount rate for
  obligations                 7.0%           7.2%
Rate of increase in
  compensation levels      4.0%-7.0%     4.0%-7.0%
Expected long-term rate
  of return on plan
  assets                      9.5%           9.5%
----------------------------------------------------

      A charge of $10.7 million for curtailment and special termination benefits was recorded in 1997 relating to a voluntary retirement program. The charge is included in the employee separation charge of $15.0 million recognized in the consolidated statement of income. The Company had recorded an intangible asset of $6.5 million and $8.6 million related to both funded and unfunded pension plans as of December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the Company's accumulated other non-owner equity changes includes $8.9 million and $2.3 million, respectively related to adjustment of the minimum pension liability of its pension plans.

      The Company reports other non-owner equity changes net of the related income tax expense or benefit in the Consolidated Statements of Stockholders' Equity. The income tax (expense) benefit related to the adjustment of the minimum pension liability was $3.6 million, $(.5) million and $(8.8) million in 1998, 1997 and 1996, respectively.

RETIREMENT SAVINGS PLAN

      The Company maintains a voluntary retirement savings plan (RSP) for most employees. Under provisions of the RSP, eligible employees can receive Company matching contributions up to the first 6% of their eligible earnings. For 1998, 1997 and 1996, Company contributions amounted to $5.4 million, $4.7 million and $4.7 million, respectively. In addition, the Company makes profit-sharing payments to the RSP for those employees not covered by management incentive compensation plans. In 1998, 1997 and 1996, these profit-sharing payments totaled $1.5 million, $.8 million and $1.0 million, respectively.

POST-RETIREMENT BENEFIT PLANS

      The Company sponsors several unfunded defined benefit post-retirement plans that provide certain health care and life insurance benefits to eligible employees. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are generally non-contributory. Below is a reconciliation of the plans' combined benefit obligations and funded status for December 31, 1998 and 1997:

(In millions)                           1998       1997
-----------------------------------------------------------
Benefit obligation - beginning of
    year                               $94.5       $91.5
  Service cost                            .4          .4
  Interest cost                          6.5         6.5
  Participant contributions               .5          .6
  Change in discount rates and           2.1         1.7
    other
  Curtailment and special
    termination benefits                  --         1.4
  Benefits paid                         (8.2)       (7.6)
-----------------------------------------------------------
Benefit obligation - end of year        95.8        94.5
    Unrecognized loss                   (3.0)        (.6)
===========================================================
 Accrued post-retirement benefit
 liability                             $92.8       $93.9
===========================================================

     The annual post-retirement benefit expense for each of the years ended December 31 included the following components:

(In millions)                 1998       1997      1996
-----------------------------------------------------------
Service cost for benefits
  earned                      $ .4       $ .4      $ .4
Interest cost                  6.5        6.5       6.5
===========================================================
Postretirement expense, net   $6.9       $6.9      $6.9
===========================================================

      The average assumed rate of increase in the per capita cost of covered benefits is 7.5% for 1998 and is assumed to decrease gradually to 5% in 2004 and thereafter. A change in the assumed health care cost trend rates of 1% in each year would increase or decrease the benefit obligation as of December 31, 1998 by approximately $5.0 million and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1998 by $.4 million.

      The discount rates used in determining the benefit obligation at December 31, 1998 and 1997 were 7.0% and 7.2%, respectively.


                                      F-17
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE L. COMMITMENTS

ENVIRONMENTAL

      The Company has been notified by the U.S. Environmental Protection Agency, a state environmental agency, or a private party that it may be a potentially responsible party (PRP) in connection with seven active and inactive non-Company owned sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in the Company's experience, interim and final allocation of liability costs are generally made based on the relative contribution of waste. The Company believes that it has potential continuing liability with respect to only four such sites. In addition, the Company initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. The Company believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by the Company's environmental engineers and consultants, the Company, at December 31, 1998, had accruals totaling $45.9 million to cover probable future environmental expenditures related to previous contaminated sites. The accrual represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual at December 31, 1998 by as much as $14 million. The Company's estimate of the liability may be revised as new regulations, technologies or additional information is obtained.

      Of the $45.9 million accrued for future environmental expenditures, $17.3 million is attributable to future remediation expenditures at the Calvert City, Kentucky, site and less than $.5 million is attributable to off-site environmental remediation liabilities, including the four sites mentioned above. The remaining amount is primarily attributable to other environmental remediation projects at nine other Company-owned facilities. At Calvert City, consent orders have been signed with both the U.S. Environmental Protection Agency and the Commonwealth of Kentucky Department of Environmental Protection which provide for a site-wide remediation program primarily to remove ethylene dichloride (EDC) from groundwater, the cost of which has been accrued. Environmental expense incurred was $2.4 million in each of the years ended December 31, 1998 and 1997 and $4.2 million for the year ended December 31, 1996.

GUARANTEES

      The Company has a 50% participation in a joint venture operating a chlor-alkali plant. The Company has guaranteed $97.5 million of the joint venture's outstanding senior secured notes, maturing in 2017.

OTHER
      The Company and its subsidiaries have commitments for a substantial portion of its key raw material feedstocks and energy incidental to the ordinary course of business. The Company is also, from time to time, subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial condition.

NOTE M. OTHER EXPENSE, NET


(In millions)               1998        1997       1996
-----------------------------------------------------------
Currency exchange gain
  (loss)                    $ 2.9      $(2.2)      $ 1.6
Foreign currency exchange
   contract                  (1.1)        --          --
Discount on sale of trade
   receivables               (4.6)      (5.0)       (2.4)
Other income, net              .2        1.3          --
===========================================================
                            $(2.6)     $(5.9)      $ (.8)
===========================================================

NOTE N. INCOME TAXES

     Income (loss) before income taxes consists of the following:

 (In millions)              1998       1997        1996
 -----------------------------------------------------------
  Domestic                  $ 5.1      $24.9      $(8.9)
  Foreign                    18.5        9.7       29.6
 ===========================================================
                            $23.6      $34.6      $20.7
 ===========================================================

     A summary of income tax expense (benefit) is as follows:

 (In millions)              1998       1997        1996
 -----------------------------------------------------------
  Current:
    Federal                 $  .2       $  .4     $(10.4)
    State                      .6        (1.1)        --
    Foreign                  10.0         6.5       10.1
 -----------------------------------------------------------
      Total current          10.8         5.8        (.3)
  Deferred:
    Federal                   2.0         6.9        8.8
    State                     (.4)        1.8        (.4)
    Foreign                  (2.6)       (2.4)        .4
 -----------------------------------------------------------
      Total deferred         (1.0)        6.3        8.8
 ===========================================================
      Total tax expense     $ 9.8       $12.1     $  8.5
 ===========================================================

     The income tax rate for financial reporting purposes varied from the federal statutory rate as follows:

                              1998       1997       1996
 -----------------------------------------------------------
 Federal statutory income
   tax rate                   35.0%      35.0%      35.0%
 Increase (decrease):
 State tax, net of federal
   benefit                      .8        1.5       (1.5)
 Goodwill                      2.6          -          -
 Differences in rates
   of foreign operations       1.5        2.0         .8

 Foreign withholding
   accrued on unremitted
   earnings                      -        1.1        4.7
 Adjust prior year's
   income tax liability          -       (5.9)        --

 Other, net                    1.6        1.3        2.1
 ===========================================================
 Effective income tax rate    41.5%      35.0%      41.1%
 ===========================================================



                                      F-18
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

 (In millions)                          1998       1997
 ----------------------------------------------------------
 Deferred tax liabilities:
   Tax over book depreciation          $110.2     $ 97.6
   Equity investments                     4.8          -
   Other, net                            14.1       16.7
 ----------------------------------------------------------
     Total deferred tax liabilities     129.1      114.3
 ----------------------------------------------------------
 Deferred tax assets:
   Post-retirement benefits other than   32.5       32.9
     pensions
   Employment cost and pension           14.4        9.3
   Environmental                         14.6       16.7
   Net operating loss carryforward       26.4       13.6
   LIFO inventory                         4.7        5.0
   Intangibles                            3.7        4.0
   Alternative minimum tax credit
     carryforward                         5.5        3.9
   Foreign tax credit carryforward        6.4        6.0
   Foreign tax valuation allowance       (6.4)      (6.0)
   State taxes                             .6         .5
   Other, net                            18.5       13.3
 ----------------------------------------------------------
     Total deferred tax assets          120.9       99.2
 ----------------------------------------------------------
     Net deferred tax liabilities      $  8.2     $ 15.1
 ==========================================================

      SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As realization of the foreign tax credit carryforwards is considered uncertain, a valuation allowance has been recorded. The Company believes that the timing of the reversal of its deferred tax liabilities, principally relating to accelerated depreciation, will be sufficient to fully recognize its remaining deferred tax assets. In particular, the turnaround of the largest deferred tax asset, related to accounting for postretirement benefits other than pensions, will occur over an extended period of time and, as a result, will be realizable for tax purposes over those future periods.

      During 1996, the Company finalized the effects of the step-up in the tax basis of its assets as a result of formation and recorded adjustments to deferred taxes and equity of $25.9 million.

      The Company has provided for U.S. federal and foreign withholding tax on $30.0 million or 19% of foreign subsidiaries' undistributed earnings as of December 31, 1998. Regarding the undistributed earnings on which no federal and foreign withholding has been provided, earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result had such earnings been actually repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of foreign withholding taxes that would be payable on remittance of the entire amount of undistributed earnings would approximate $8.6 million.

      During 1998, 1997 and 1996, the Company paid income taxes net of refunds of $7.8 million, $1.9 million and $2.2 million, respectively. The Company has a net operating loss carryforward of approximately $75.5 million, of which $11.7 million will expire in 2011, $20.7 million will expire in 2012 and the remaining $43.1 million will expire in 2018. In addition, the Company has foreign tax carryforwards of $6.4 million, which will expire from 1999 through 2003 and an alternative minimum tax credit carryforward of $5.5 million.

NOTE O. EMPLOYEE SEPARATION AND PLANT PHASE-OUT
        ---------------------------------------

CHARGES

      In the fourth quarter of 1998, the Company recorded employee separation and plant phase out charges of $14.6 million relating to the Company's consolidation of its compounding operations. This plan of consolidation includes the closing of two manufacturing plants and the partial closing of production lines at other manufacturing plants. The affected facilities are those of the former Synergistics operations that Geon acquired in the fourth quarter of 1997. The manufacturing of products made at such sites will be transferred to other plants utilizing existing capacity. This consolidation resulted in the write-off of software, machinery and equipment and, at the affected sites, employee separation costs related to the elimination of approximately 250 positions, and charges related to other costs associated with the plant sites consisting primarily of demolition and lease termination costs. The charges taken in the fourth quarter of 1998 and those anticipated to be taken in the first quarter of 1999 related to the elimination of 250 positions include termination costs (severance benefits and outplacement services). The costs associated with services rendered by the employees through the date of termination will be charged to operations as incurred.

      The fourth quarter 1998 activity relating to the accrual for the consolidation of the compound operations consisted of payments of $.7 million and charges totaling $14.6 million as follows:

      (a) the non-cash write-off of fixed assets with a net book value of $5.3 million. Such fixed assets will be demolished by June 1999.

      (b) employee separation costs of $5.0 million of which cash payments of $.7 million were made as of December 31, 1998, and the remaining cash payments will be made through mid-2000. No employee terminations occurred through December 31, 1998. Termination of 180 individuals is expected to be completed by mid-1999 in connection with the elimination of the 250 positions described above; and

      (c) other site closure costs of $4.3 million consisting of $3.3 million of accrued demolition costs and $1.0 million of incurred legal and professional fees.

      The Company also anticipates incurring, in the first quarter of 1999 and upon formation of the powder compound joint venture, estimated costs totaling $7.5 million relating to the completion of the compound consolidation plan. The amounts expected to be incurred are as follows: (a) accelerated depreciation of $1.4 million and related disposition costs of $2.0 million related to certain compounding operating assets which were identified at the end of the fourth quarter of 1998 as assets to be taken out of service by the end of the second quarter of 1999, (b) $2.0 million of disposition costs, which will be expensed as incurred, consisting of moving and relocation costs and the cost of archiving and converting files from computers and software disposed as part of the consolidation of the compound operations, (c) lease termination costs of $1 million, and (d) costs associated with exiting the Conroe, Texas, powder compounding facility, which will be closed subject to the consummation of the joint venture transactions, totaling $4.0 million. The cost of closing the Conroe, Texas facility primarily represent non-cash write-offs of fixed assets with a net book value of $2.0 million and other assets with a carrying value of $.5 million, and cash employee separation costs of approximately $1.5 million relating to the termination of 70 individuals in connection with the elimination of the 250 positions discussed above. These terminations are expected to be completed by mid-1999. All sites and production lines in the plan are projected to be closed by mid-1999.

      The consolidation is expected to produce total cost savings of $6 million in 1999 and $14 million annually thereafter.



                                      F-19
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      In 1997, the Company recorded a $15.0 million before tax charge, primarily for employee separation costs related to 74 position reductions at its headquarters. Approximately $8.0 million of the $15.0 million charge will be funded as part of the Company's funded pension plans. The remaining $7.0 million represents cash payments for enhanced pension benefits and separation costs. Through December 31, 1998, the Company has paid $4.0 million of the enhanced pension benefits and separation costs and expects to pay the remaining $3.0 million in the first half of 1999.

NOTE P. STOCK OPTION AND STOCK INCENTIVE PLANS

      The Company's incentive stock plans provide for the awarding or granting of options to purchase common stock of the Company. Generally, options granted become exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. Certain options granted under the Company's long-term incentive plan are exercisable after six years, with accelerated vesting based upon achievement of target stock prices. In addition, some options are fully exercisable after grant. The term of each option cannot extend beyond ten years from the date of grant. Certain options carry with them limited stock appreciation rights exercisable in the event of a change in control. All options under the plans have been granted at 100% of market (as defined) on the date of the grant. In addition, certain senior level executives received special awards in connection with the formation of the Company and the initial public offering
(IPO) of stock on April 29, 1993, which included stock options with rights to purchase 1.2 million shares. These awards became exercisable four years after grant date. The Company also has a stock plan for non-employee directors under which options are granted.

      During 1998, the Company issued 1.1 million stock options under a three year long-term incentive plan. Two-thirds of these options become exercisable after six years, with accelerated vesting if target stock prices are met. The remainder of these options are exercisable only if the target stock prices are met.

A summary of stock option activity follows:

                                            Weighted
(In thousands except per share data)         Average
                                  Shares Exercise Price
-------------------------------------------------------
Outstanding at January 1, 1996      2,055      $20.27
Issued                                284       25.98
Exercised                              21       18.57
Forfeited                               3       26.85
-------------------------------------------------------
Outstanding at January 1, 1997      2,315       20.97
Issued                                318       20.07
Exercised                              51       20.51
Forfeited                              48       23.91
-------------------------------------------------------
Outstanding at January 1, 1998      2,534       20.81
Issued                              1,462       20.98
Exercised                             126       18.94
Forfeited                              62       24.87
-------------------------------------------------------
Outstanding at December 31, 1998    3,808       20.87
-------------------------------------------------------
Exercisable at December 31, 1998    2,146       20.70
Exercisable at December 31, 1997    2,048       20.35
Exercisable at December 31, 1996      853       21.57
-------------------------------------------------------
At December 31, 1998:

   Exercisable options:
     Exercise price: $14.92-$22.00  1,477       18.10
     Exercise price: $22.01-$30.125   669       26.37

   Unexercisable options:
     Exercise price: $14.92-$22.00  1,198       20.57
     Exercise price: $22.01-$30.12    464       23.05
=======================================================

      At December 31, 1998, the weighted average remaining life for options with an exercise price of $22.00 or less was 6.12 years. Options with an exercise price of more than $22.00 had a remaining life of 7.17 years.

      Under the Company's incentive programs, senior executives and other key employees are also eligible to receive annual bonus awards, consisting of stock or a combination of both stock and cash. Under these plans, performance measures are established and used to determine the payout, if any. The Company granted
0.1 million shares of stock under these annual incentive stock plans in each of the past three years. These annual stock awards are restricted with the restriction generally lapsing over one to three years with some subject to acceleration based on the Company's stock price performance. At December 31, 1998, restricted shares totaling 0.4 million were outstanding, including restricted stock issued at the time of the IPO. In addition, under the Company's Long-Term Incentive Plan, certain senior executives are eligible to receive stock awards based upon performance measures over a three year period. In 1998,
0.1 million shares were issued related to the three year period ended December 31, 1997.

      The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its incentive plans. Accordingly, no compensation cost has been recognized for its fixed option plans because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had the compensation cost for the stock options granted been determined based upon the fair value at the grant date, consistent with the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by $1.9



                                      F-20
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


million in 1998 ($.08 per share); $2.1 million ($.09 per share) in 1997 and $0.7 million ($.03 per share) in 1996 on a diluted basis. The weighted average fair value of stock options granted per share was $6.53, $6.23 and $8.02 for 1998, 1997 and 1996, respectively. The fair value of the stock options at the grant date was estimated using the Black-Scholes option pricing model with an assumed risk free interest rate of 4.8%, 5.4% and 5.7%, an assumed dividend yield of 2.5%, 2.5% and 2.0%, and stock price volatility of 29.9%, 28.5% and 29.8% for 1998, 1997 and 1996, respectively. A seven year weighted average life was used for all periods.

      The compensation cost recognized related to the stock portion of the annual incentive plans, three year incentive plan and amortization of restricted stock awarded at the IPO amounted to $4.9 million, $2.3 million and $3.0 million in 1998, 1997 and 1996, respectively. The weighted average fair value per share of restricted stock and stock awards under the Long-Term Incentive Plan on the grant date was $20.75, $19.88 and $26.38 for 1998, 1997 and 1996, respectively.

    At December 31, 1998, approximately 1.0 million shares were reserved for future issuance upon exercise of stock options granted or were available for future grants under the Company's incentive plans.

NOTE Q.  SEGMENT INFORMATION

    The Company operates primarily in two business segments, the Performance Polymers and Services (PP&S) segment, and the Resin and Intermediates (R&I) segment. The accounting policies of each business segment are consistent with those described in the "Summary of Significant Accounting Policies". Inter-segment sales are accounted for at prices which generally approximate those for similar transactions with unaffiliated customers. The elimination of inter-segment sales revenue is primarily for sales from the R&I segment to the PP&S segment and is included in the Other segment. Certain other corporate expenses and eliminations are also included in the Other segment. The total Company business earnings comprise operating income plus income from equity affiliates. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, sales of accounts receivable and certain other assets not identified with a specific segment are included in the Other segment.


($ in millions)                        TOTAL     PP&S    R&I    Other
-------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
    Net sales                        $1,284.4   $839.2  $577.7   $(132.5)
    Business earnings (loss)             41.0     79.2   (36.4)     (1.8)
        Employee separation and
          plant phase out                14.6     14.6       -         -
-------------------------------------------------------------------------
     Business earnings (loss)
         before employee
         separation and plant
         phase out                       55.6     93.8   (36.4)     (1.8)
         Depreciation and
           amortization                  57.9     28.6    28.8        .5
-------------------------------------------------------------------------
    Business earnings (loss)
        before depreciation,
        amortization and employee
        separation and plant phase
        out                             113.5    122.4    (7.6)     (1.3)
-------------------------------------------------------------------------
    Total assets                        802.0    463.4   347.8      (9.2)
    Capital expenditures                 40.7     21.7    18.8        .2
=========================================================================

YEAR ENDED DECEMBER 31,
1997:
    Net sales                        $1,250.0   $606.7  $817.7   $(174.4)
    Business earnings (loss)             51.7     44.7    16.4      (9.4)

        Employee separation and
            plant phase out              15.0      2.9     4.0       8.1
-------------------------------------------------------------------------
    Business earnings (loss)
        before employee separation
        and plant phase out              66.7     47.6    20.4      (1.3)

        Depreciation and
           amortization                  54.6     25.9    28.7        --
-------------------------------------------------------------------------
    Business earnings (loss)
       before depreciation,
       amortization and employee
       separation and plant
       phase out                        121.3     73.5    49.1      (1.3)
-------------------------------------------------------------------------
    Total assets                        872.9    497.7   380.0      (4.8)
    Capital expenditures                 50.9     26.7    24.2         -
=========================================================================

YEAR ENDED DECEMBER 31, 1996:
    Net sales                        $1,144.4   $537.1  $761.1   $(153.8)
    Business earnings (loss)             30.9     46.8   (15.5)      (.4)

        Depreciation and
          amortization                   54.1     25.5    28.6        --
-------------------------------------------------------------------------
    Business earnings (loss)
       before depreciation
       and amortization                  85.0     72.3    13.1       (.4)
-------------------------------------------------------------------------
    Total assets                        736.9    353.4   396.4     (12.9)
    Capital expenditures                 73.4     38.9    34.5         -
=========================================================================

The PP&S segment includes the 1997 acquisition of Synergistics and the acquisitions of three plastisol formulators in 1998.


                                      F-21
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    Earnings (loss) of equity affiliates are included in the related business segment earnings (loss) and the investment in equity affiliates is included in related business segment assets. Amounts related to equity affiliates included in the business segment information are as follows:



($ in millions)                           1998      1997       1996
---------------------------------------------------------------------
Earnings (loss) of equity affiliates:
        PP&S                             $  .5      $ .2       $1.0
        R&I                                3.2       (.5)         -
---------------------------------------------------------------------
        Total                              3.7       (.3)       1.0
---------------------------------------------------------------------
    Investment in equity affiliates:
        PP&S                               3.2       2.7        1.2
        R&I                               16.6      17.9         .1
---------------------------------------------------------------------
        Total                             19.8      20.6        1.3
=====================================================================


    The Company's sales are principally to customers in the United States and Canada, and the majority of the Company's assets are located in these countries. Below is a summary of sales based on the country from which the sales originated and assets by location.


($ in millions)                           1998      1997       1996
---------------------------------------------------------------------
    Net sales:
        United States                   $1,004.7   $952.7     $869.4
        Canada                             279.7    246.2      200.0
        Other                                  -     51.1       75.0
---------------------------------------------------------------------
    Long-lived assets:
        United States                   $  421.3   $381.5     $387.4
        Canada                             105.5    141.7       73.7
        Other                               18.1     17.5       18.3
=====================================================================


NOTE R.  WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

($ in millions)                           1998      1997       1996
---------------------------------------------------------------------
Weighted-average shares - Basic:
    Weighted-average shares outstanding   23.3      23.3       24.2
    Less unearned portion of restricted
      stock awards included in
      outstanding shares                   (.4)      (.4)       (.3)
---------------------------------------------------------------------
                                          22.9      22.9       23.9
---------------------------------------------------------------------

Weighted-average shares - Diluted:
    Weighted-average shares outstanding   23.3      23.3       24.2
    Plus dilutive impact of stock
      options and stock awards              .3        .3         .4
---------------------------------------------------------------------
                                          23.6      23.6       24.6
=====================================================================



                                      F-22
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
OTHER DATA
--------------------------------------------------------------------------------


QUARTERLY DATA (UNAUDITED) (In millions, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                       1998 QUARTERS                                1997 Quarters
------------------------------------------------------------------------------------------------------------------------------------
                                             FOURTH   THIRD     SECOND      FIRST     Fourth      Third       Second      First
                                             ---------------------------------------------------------------------------------------
SALES                                        $301.2   $328.0    $330.7     $324.5     $312.3      $303.7      $333.0     $301.0
EMPLOYEE SEPARATION AND PLANT PHASE OUT        14.6       --        --         --         --          --        15.0         --
OPERATING INCOME (LOSS)                        (1.2)    16.5      12.4        9.6       11.4        18.3        14.5        7.8
NET INCOME (LOSS)                              (3.0)     6.2       4.8        5.8        3.5        10.6         6.1        2.3
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:
   BASIC                                     $  (.13) $   .27   $   .21    $   .25    $   .15     $   .47     $   .27    $   .10
   DILUTED                                      (.13)     .26       .20        .25        .15         .45         .26        .10


DIVIDEND PAID PER COMMON SHARE                   .125     .125      .125       .125       .125        .125        .125       .125


COMMON STOCK PRICE
   HIGH                                      $ 24-1/4 $ 26      $ 24-5/8   $ 23-1/2   $ 24-3/16   $ 20-13/16  $ 23-1/8   $ 23-1/4
   LOW                                         16-1/4   17-7/16   19-1/4     19-15/16   20-3/8      18-1/2      20-1/8     18-5/8


1998: Fourth quarter results include an after tax charge of $8.9 million ($14.6 million before tax) for costs related to plant closings.

1997: Second quarter results include an after tax charge of $9.2 million ($15.0 million before tax) for employee separation costs.

SELECTED FINANCIAL DATA (In millions, except per share data)
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (1)Pro Forma
                                                                                                     (Unaudited)      Historical
                                                    1998      1997      1996      1995      1994     1993    1992    1993    1992
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                             $1,284.4  $1,250.0  $1,144.4  $1,267.8  $1,208.6  $972.5  $894.3  $982.8  $969.9

Employee separation and plant phase-out               14.6      15.0        --      63.9        --     9.7    14.4     9.7    16.0

Operating income (loss)                               37.3      52.0      29.9      63.3     102.1    14.5   (22.9)   18.6   (19.3)

Income (loss) before extraordinary item and
  cumulative effect of a change in accounting         13.8      22.5      12.2      32.2      57.9     2.2   (22.1)    6.0   (15.0)

Extraordinary loss on early extinguishment
  of debt                                               --        --        --        --      (1.3)     --      --      --      --

Cumulative effect of change in method of accounting     --        --        --        --        --    (1.1)  (57.5)   (1.1)  (70.4)

NET INCOME (LOSS)                                     13.8      22.5      12.2      32.2      56.6     1.1   (79.6)    4.9   (85.4)
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE:

BEFORE EXTRAORDINARY ITEM AND CHANGE IN
METHOD OF ACCOUNTING                                  $.60      $.98      $.51     $1.28     $2.11    $.08   $(.84)

Extraordinary loss                                      --        --        --        --      (.05)     --      --
Change in method of accounting                          --        --        --        --        --    (.04)  (2.19)

NET INCOME (LOSS)                                      .60       .98       .51      1.28      2.06     .04   (3.03)
--------------------------------------------- -------- ------- ------- ----------------- ------- -------- ------ ---------

DILUTED EARNINGS (LOSS) PER SHARE:
BEFORE EXTRAORDINARY ITEM AND CHANGE IN
METHOD OF ACCOUNTING                                  $.58      $.95      $.50     $1.24     $2.08    $.08   $(.84)

Extraordinary loss                                      --        --        --        --      (.05)     --      --
Change in method of accounting                          --        --        --        --        --    (.04)  (2.19)

NET INCOME (LOSS)                                      .58       .95       .50      1.24      2.03     .04   (3.03)

DIVIDENDS PER COMMON SHARE                             .50       .50       .50       .50       .50    .375      --



-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA, AT DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                              1998      1997      1996      1995      1994      1993      1992
                                           ------------------------------------------------------------------------
Total assets                                 $802.0    $872.9    $736.9    $752.0    $791.7    $721.2     $686.9
Long-term debt                                135.4     136.4     137.2     137.9      93.0      88.3       18.7


(1) On February 11, 1993, the Company was formed as a wholly owned subsidiary of The BFGoodrich Company (BFG) in preparation for the IPO of its common stock on April 29, 1993. BFG transferred to the Company substantially all of the operating assets and liabilities of its Geon Vinyl Division, other than the net assets of the chlor-alkali, ethylene and utility operations of BFG located principally at Calvert City, Kentucky (Calvert Facilities), in exchange for the Company's common stock.

     The historical results for 1993 and 1992 include the results of operations associated with the Calvert Facilities through February 28, 1993. The cost of VCM consumed from the Calvert Facilities was recorded at historical intercompany cost through April 29, 1993.

     The pro forma results for 1993 and 1992 exclude the results of operations associated with the Calvert Facilities. The data is also presented as if the Company purchased the VCM associated with the Calvert Facilities at market prices rather than historical intercompany costs. Subsequent to the initial public offering of the Company's common stock on April 29, 1993, purchases of VCM from BFG were at market prices. The pro forma results also include the cost associated with certain May 1993 bank arrangements, as if they had occurred at the beginning of 1993.

     The historical results include the following business acquisitions from the acquisition date indicated forward: Synergistics Industries Limited from October 31, 1997; Plast-O-Meric, Inc., and the Wilflex Division of Flexible Products Company, from June 1, 1998 and Adchem, Inc. from September 1, 1998.


                                      F-23
--------------------------------------------------------------------------------

THE GEON COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
 OF THE GEON COMPANY:



      We have audited the accompanying consolidated balance sheets of The Geon Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule, which appear on pages F-5, F-7, F-9, F-11 through F-22 and F-25, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Geon Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ Ernst & Young LLP


Cleveland, Ohio
January 28, 1999




CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS



This Annual Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry, including, but not limited to, statements concerning future development of the Company's business following the completion of the proposed transactions with OxyChem, the future operations of the proposed joint venture entities, and the synergies expected to result therefrom, that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets; (2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM and chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) inability to achieve or delays in achieving savings related to business consolidation and restructuring programs; (6) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (7) the impact on the North American vinyl markets and supply/demand balance resulting from the economic situation in the Far East; (8) the ability to obtain financing at anticipated rates; (9) unanticipated expenditures required in conjunction with year 2000 compliance; (10) unanticipated delay in realizing, or inability to realize, expected costs savings from the proposed transactions; (11) unanticipated costs or difficulties related to completion of the proposed transactions or the operation of the joint venture entities; and
(12) unanticipated delays in completing, or inability to complete, the proposed transactions; (13) lack of day to day operating control, including procurement or raw material feedstock, of the proposed resin partnership; (14) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company's products; (15) partial control over investment decisions and dividend distribution policy of the proposed resin partnership.



                                      F-24
--------------------------------------------------------------------------------

SCHEDULE II

                        THE GEON COMPANY AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (Dollars in millions)



                                                            Charged    Charged
                                                Balance at  to Costs   to Other                    Other      Balance at
                                                Beginning   and        Accounts       Other       Additions     End of
                                                of Period   Expenses      (C)       Deductions       (D)        Period
                                                ---------   --------   --------     ----------    ---------   ----------
Year Ended December 31, 1998
  Reserves for doubtful accounts                  $ 3.9      $  .2      $ (.2)        $ (.1)  (A)    $ 0.7       $ 4.5
  Accrued liabilities for environmental
    matters                                        51.0        2.4       (2.2)         (5.3)  (B)       --        45.9


Year Ended December 31, 1997
  Reserves for doubtful accounts                  $ 2.7      $ (.7)     $  --         $ (.1)  (A)    $ 2.0       $ 3.9
  Accrued liabilities for environmental            27.2        2.4         --          (3.6)  (B)     25.0        51.0
    matters

Year Ended December 31, 1996
  Reserves for doubtful accounts                  $ 2.1      $  .7      $  --         $ (.1)  (A)    $  --       $ 2.7
  Accrued liabilities for environmental            29.1        4.2         --          (6.1)  (B)       --        27.2
    matters



   Notes:
   ------

    (A) - Accounts charged off

    (B) - Represents cash payments during the year

    (C) - Translation adjustments

    (D) - Represents the additional reserves related to businesses acquired on the date of acquisition.

                                THE GEON COMPANY
                                INDEX TO EXHIBITS
                                 (Item 14(a)(3))

  Exhibit     Description                                                                                         Page
  -------     -----------                                                                                         ----
  2           Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental
              Chemical Company                                                                                    (e)

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

  4           Instruments defining rights of security holders, including indentures:                              (c)

  4.1         Specimen Common Stock Certificate                                                                   (c)

  4.2         Rights Agreement, dated May 28, 1993, between the Company and Bank of New York, as Rights Agent     (c)

  4.3         Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee                    (c)

  10          Material Contracts:

  10.1        Incentive Stock Plan, as amended and restated through November 4, 1998 (1)

  10.2        1995 Incentive Stock Plan, as amended and restated through November 4, 1998 (1)

  10.3        1998 Interim Stock Award Incentive Stock Plan, as amended and restated through November 4,
              1998 (1)

  10.4        Benefit Restoration Plan (Section 415) (1)                                                          (c)

  10.5        Benefit Restoration Plan (Section 401(a)(17)) (1)                                                   (c)

  10.6        Senior Executive Management Incentive Plan (1)                                                      (c)

  10.7        Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended  (1)

  10.8        Form of Management Continuity Agreement (1)                                                         (c)

  10.9        U.S. $130 million Credit Agreement dated as of August 16, 1994 among the Company and Citibank,
              N.A. as Agent and NationsBank of North Carolina, N.A. as Co-Agent                                   (c)

  10.9a       Amendment to the aforesaid Credit Agreement                                                         (c)

  10.9b       Amendment Number 2 to the aforesaid Credit Agreement                                                (c)

  10.9c       Amendment Number 3 to the aforesaid Credit Agreement                                                (c)

  10.10       U.S. $85 million Third Amended and Restated Trade Receivables Purchase and Sale Agreement
              among the Company, CIESCO, L.P., Corporate Receivables Corporation and Citicorp N.A., Inc. as
              Agent, dated July 31,1997                                                                           (d)

  10.11       Second Amended and Restated Lease Dated December 19, 1996 between 1994 VCM Inc. and the Company     (c)

  Exhibit     Description                                                                                         Page
  -------     -----------                                                                                         ----
  10.12      Second Amended and Restated Participation Agreement Dated December 19, 1996 among the Company,
             1994 VCM Inc., State Street Bank and Trust Company of Connecticut, National Association and
             Citibank, N.A. as Agent.                                                                             (c)

  10.13      Amended and Restated Instrument Guaranty dated as of December 19, 1996                               (c)

  10.14      Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company
                                                                                                                  (c)

  10.15      Amended and Restated Assumption of Liabilities and indemnification Agreement dated March 1,
             1993 and amended and rested April 27, 1993                                                           (c)

  10.16      CDN $135 Million Credit Agreement Between 1250828 Ontario Inc. and Canadian Imperial Bank of
             Commerce, dated October 27, 1997                                                                     (d)

  10.16a     Guaranty related to aforesaid Credit Agreement, dated October 27, 1997                               (d)

  10.16b     Guaranty related to aforesaid Credit Agreement, dated October 30, 1997                               (d)

  10.17      Partnership Agreement, by and between 1997 Chloralkali Venture Inc., and Olin Sunbelt, Inc.          (b)

  10.17a     Amendment to aforesaid Partnership Agreement (Section 5.03 of Article 5)                             (d)

  10.18b     Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)                              (d)

  10.17      Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company            (b)

  10.19      Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and
             Sunbelt Chlor Alkali Partnership on the other hand                                                   (b)

  10.20      Rate Swap Transaction as amended between the Company and NationsBank, N.A.                           (b)

  10.21      Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured
             Senior Notes Due 2017, dated December 22.1997                                                        (d)

  21         Subsidiaries

  23         Consent of Independent Auditors

  27         Financial Data Schedule

             -------------------------------------------------------------------
             (1) Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrants may be participants.

             (a) Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-Q for the Quarter Ended June 30, 1996

             (b) Incorporated by reference to the corresponding Exhibit filed with the Registrant's Form 10-Q for the Quarter Ended September 30, 1996

             (c) Incorporated by reference to the corresponding Exhibit filed with the Registrants Form 10K for the Year Ended December 31, 1996.

             (d) Incorporated by reference to the corresponding Exhibit filed with the Registrants Form 10K for the Year Ended December 31, 1997.

             (e) Incorporated by reference to the corresponding Exhibit filed with the Special Meeting Proxy dated March 30, 1999