Form 10-Q
period 1999-03-31
GEON CO
filed 1999-05-17
CIK 897547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              --------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 1999.    COMMISSION FILE NUMBER   1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                   34-1730488
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



    One Geon Center, Avon Lake, Ohio                     44012
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (440) 930-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      --     --

As of April 30, 1999 there were 23,557,999 shares of common stock outstanding. There is only one class of common stock.

                       THE GEON COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                        Three Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Sales                                                                 $  325.8       $  324.5
Operations costs and expenses:
    Cost of sales                                                        264.7          283.4
    Selling and administrative expenses                                   21.7           17.0
    Depreciation and amortization                                         15.0           14.5
Employee separation and plant phase-out                                    1.1           --
Income (loss) from equity affiliates                                      (1.5)           3.1
                                                                      --------       --------
Operating income                                                          21.8           12.7
Interest expense                                                          (3.6)          (3.8)
Interest income                                                             .3             .6
Other income (expense),  net                                               (.4)            .3
                                                                      --------       --------

Income before income taxes and cumulative effect of
    a change in accounting                                                18.1            9.8

Income tax expense                                                        (7.0)          (4.0)
                                                                      --------       --------

Net income, before cumulative effect of a change in accounting            11.1            5.8

Cumulative effect of change in accounting for start-up costs,
    net of income tax benefit of $0.9 million                             (1.5)          --
                                                                      --------       --------

Net income                                                            $    9.6       $    5.8
                                                                      ========       ========

Basic earnings per share of common stock:
    Basic earnings per share before cumulative effect
    of accounting change                                              $    .48       $    .25
    Cumulative effect of change in accounting for start-up costs          (.06)          --
                                                                      --------       --------
    Basic earnings per share                                          $    .42       $    .25
                                                                      ========       ========

Diluted earnings per share of common stock:
    Diluted earnings per share before cumulative effect
    of accounting change                                              $    .46       $    .25
    Cumulative effect of change in accounting for start-up costs          (.06)          --
                                                                      --------       --------
    Diluted earnings per share                                        $    .40       $    .25
                                                                      ========       ========

Number of shares used to compute earnings per share:
    Basic                                                                 23.1           22.9
    Diluted                                                               24.0           23.5

Dividends paid per share of common stock:                             $   .125       $   .125

                        THE GEON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             March 31,
                                                               1999     December 31,
                               ASSETS                       (Unaudited)     1998
                                                            ----------- -----------
Current assets:
Cash and cash equivalents                                      $  9.0      $ 14.4
Accounts receivable, net                                        113.5        70.8
Inventories                                                     119.0       113.9
Deferred income taxes                                            24.5        24.6
Prepaid expenses                                                  9.9        11.0
                                                               ------      ------
   Total current assets                                         275.9       234.7
Property, net                                                   442.1       443.5
Investment in equity affiliates                                  16.4        19.8
Goodwill, net                                                    81.6        81.5
Deferred charges and other assets                                22.3        22.5
                                                               ------      ------
      Total assets                                             $838.3      $802.0
                                                               ======      ======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                           $ 77.9      $ 50.9
Accounts payable                                                131.2       129.1
Accrued expenses                                                 71.3        76.0
Current portion of long-term debt                                  .4          .8
                                                               ------      ------
   Total current liabilities                                    280.8       256.8
Long-term debt                                                  133.8       135.4
Deferred income taxes                                            36.5        32.8
Postretirement benefits other than pensions                      84.7        85.1
Other non-current liabilities                                    78.1        77.8
                                                               ------      ------
   Total liabilities                                            613.9       587.9
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued        --          --
Common stock, $.10 par, authorized 100.0 shares;
  issued 28.0 shares in 1999 and 1998                             2.8         2.8
Other stockholders' equity                                      221.6       211.3
                                                               ------      ------
   Total stockholders' equity                                   224.4       214.1
                                                               ------      ------
      Total liabilities and stockholders' equity               $838.3      $802.0
                                                               ======      ======

                        THE GEON COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                        Three Months Ended,
                                                            March 31,
                                                        -------------------
                                                         1999         1998
                                                        ------       -----
OPERATING ACTIVITIES
    Net income                                           $ 9.6       $ 5.8
    Adjustments to reconcile net income to net
      cash used by operating activities:
        Employee separation and plant phase-out            1.1        --
        Depreciation and amortization                     15.0        14.5
        Provision for deferred income taxes                3.4         2.2
        Change in assets and liabilities:
            Accounts receivable                          (41.7)       16.3
            Inventories                                   (4.3)       (5.0)
            Accounts payable                               1.6       (30.5)
            Accrued expenses and other                    (5.5)      (13.1)
                                                         -----       -----
    Net cash used by operating activities                (20.8)       (9.8)

INVESTING ACTIVITIES
    Purchases of property                                (10.2)       (6.2)
    Investment in and advances to equity affiliates        3.4        (4.2)
                                                         -----       -----
NET CASH USED BY OPERATING AND INVESTING ACTIVITIES      (27.6)      (20.2)

FINANCING ACTIVITIES
    Increase in short-term debt                           26.2         8.7
    Repayment of long-term debt                           (2.0)        (.3)
    Dividends                                             (2.9)       (2.9)
    Proceeds from issuance of common stock                  .8          .1
                                                         -----       -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                 22.1         5.6

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     .1          .8
                                                         -----       -----

DECREASE IN CASH AND CASH EQUIVALENTS                     (5.4)      (13.8)

CASH AND CASH EQUIVALENTS AT JANUARY 1                    14.4        49.1
                                                         -----       -----

CASH AND CASH EQUIVALENTS AT MARCH 31                    $ 9.0       $35.3
                                                         =====       =====

                        THE GEON COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (Dollars in Millions, Shares in Thousands)


                                                 COMMON                                                      COMMON    ACCUMULATED
                                                 SHARES                           ADDITIONAL                 STOCK      OTHER NON-
                                       COMMON    HELD IN       TOTAL    COMMON     PAID-IN      RETAINED     HELD IN   OWNER EQUITY
                                       SHARES    TREASURY                STOCK      CAPITAL     EARNINGS     TREASURY     CHANGES
                                     -------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1998                 27,877    4,700       $223.8     $2.8       $295.8      $73.3        $(118.0)   $(30.1)
Non-owner equity changes:
   Net income                                                    5.8                              5.8
   Other non-owner equity changes:
     Translation adjustment                                      2.2                                                       2.2
                                                                ----
Total non-owner equity changes                                   8.0
Stock based compensation and
  exercise of options                     97.0    (29.0)        (1.1)                 (2.6)                      1.4        .1
Cash dividends                                                  (2.9)                            (2.9)
                                     -------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1998                  27,974    4,671       $227.8     $2.8       $293.2      $76.2        $(116.6)   $(27.8)
                                     ===========================================================================================


BALANCE JANUARY 1, 1999                 27,974    4,622       $214.1     $2.8       $296.1      $75.4        $(115.1)   $(45.1)
Non-owner equity changes:
   Net income                                                    9.6                              9.6
   Other non-owner equity changes:
     Translation adjustment                                      1.5                                                       1.5
                                                                ----
Total non-owner equity changes                                  11.1
Stock based compensation and exercise
  of options                                     (161.0)         2.1                  (2.8)                      4.8        .1
Cash dividends                                                  (2.9)                            (2.9)
                                     -------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1999                  27,974    4,461       $224.4     $2.8       $293.3      $82.1        $(110.3)   $(43.5)
                                     ===========================================================================================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts for 1998 have been reclassified to conform to the 1999 interim period presentation.

Geon's operations are primarily located in the United States and Canada in two business segments. The "Performance Polymers and Services" segment includes polyvinyl chloride (PVC) compounds, including two 50% owned compound joint ventures, specialty resins, plastisol formulators and analytical testing services. The "Resin and Intermediates" segment includes suspension and mass resins, vinyl chloride monomer (VCM), a precursor to PVC, the Company's 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company's 37.4% holding in Australian Vinyls Corporation (AVC), an Australian PVC operation.

NOTE B - COMMITMENTS AND CONTINGENCIES
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material adverse effect on the Company's consolidated financial position.

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual totaling approximately $45 million at March 31, 1999, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $14 million. The Company's estimate of the liability may be revised as new regulations, technologies or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note L to the Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10K.

NOTE C - INVENTORIES
Components of inventories at March 31, 1999 and December 31, 1998, are as follows:

                                                 March 31,  December 31,
(Dollars in millions)                             1999         1998
                                                 --------   -----------
Finished products and in-process inventories      $ 86.8       $ 94.3
Raw materials and supplies                          46.7         34.2
                                                  ------       ------
                                                   133.5        128.5
LIFO Reserve                                       (14.5)       (14.6)
                                                  ------       ------
                                                  $119.0       $113.9
                                                  ======       ======


NOTE D - CHANGE IN ACCOUNTING METHOD
Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." The SOP required that unamortized start-up costs be written off at the time of adoption and future start-up costs be expensed as incurred. The Company's portion of unamortized start-up costs related to the

Sunbelt chlor-alkali joint venture totaled $1.5 million, net of an income tax benefit, and was written off as the cumulative effect of a change in accounting on January 1, 1999.

NOTE E - FORMATION OF OXY VINYLS, LP AND PVC POWDER BLENDS, LP Effective May 1, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) to form two limited partnerships, a PVC limited partnership named OxyVinyls, LP (OxyVinyls) and a compounding partnership named PVC Powder Blends, LP. Geon contributed to OxyVinyls five PVC suspension and mass resin plants and one VCM plant as well as related assets and all of the outstanding capital stock of LaPorte Chemicals Corporation, a subsidiary of The Geon Company. In exchange, Geon received a 24% interest in OxyVinyls and OxyVinyls assumed certain liabilities and obligations of Geon, including agreements under which Geon leased a portion of a VCM plant located in LaPorte, Texas, as well as certain industrial revenue bond debt of Geon. OxyChem contributed to OxyVinyls one PVC plant, one VCM plant, a 50% interest in OxyMar, a Texas general partnership that operates a VCM plant, and a chlor-alkali chemical complex, together with related assets. In exchange, OxyChem received a 76% interest in OxyVinyls, and OxyVinyls assumed certain liabilities and obligations of OxyChem, including certain OxyMar debt.

Geon contributed to PVC Powder Blends, LP substantially all of its powder/dry blend compounding assets, located at Plaquemine, Louisiana, and its powder compound business. In exchange, Geon received a 90% interest in PVC Powder Blends, LP, and PVC Powder Blends, LP assumed certain liabilities and obligations of Geon. OxyChem contributed to PVC Powder Blends, LP substantially all of its compounding assets and powder compound business located at Pasadena, Texas as well as a separate tolling arrangement. In exchange, OxyChem received a 10% interest in PVC Powder Blends, LP, and PVC Powder Blends, LP assumed certain liabilities and obligations of OxyChem.

In conjunction with the joint venture transactions, Geon will realize approximately $104 million through retention of certain working capital and the distribution of cash from Oxy Vinyls. OxyChem also transferred to Geon for $27 million a PVC flexible film and pellet compounding plant located in Burlington, New Jersey, and its specialty pellet compound business located in Pasadena, Texas, in addition to inventory, customer lists, contracts and other associated rights.

In conjunction with the transactions above, Geon entered into a resin purchase agreement and a VCM purchase agreement with OxyVinyls under which it will purchase a substantial portion of its PVC resin and VCM. The agreements have an initial term of 15 years with renewal options. The Company has also entered into various service agreements with the partnerships.

The Company will account for its interest in OxyVinyls as an equity investment. PVC Powder Blends, LP will be consolidated.

The Company will report a significant gain in the second quarter as a result of the completion of these transactions.

NOTE F- COMPOUND RESTRUCTURING
In the first quarter of 1999 the Company recorded compound restructuring costs of $1.7 million ($0.6 million of which is recorded as additional depreciation expense and $1.1 million of which is recorded as employee separation and plant phase-out) relating to the consolidation of the Company's compounding manufacturing operations which was announced and began in the fourth quarter of 1998. This plan includes the closing of two manufacturing plants and the partial closing of production lines at other manufacturing plants. The affected facilities are those of the former Synergistics Industries Limited operations that the Company acquired in the fourth quarter of 1997. The total restructuring costs in the first quarter of 1999 include accelerated depreciation of $0.6 million on software assets at the affected sites which are to be taken out of service by the end of the second quarter of 1999, and employee separation and plant phase-out costs of $1.1 million. The Company previously recorded $14.6 million related to this plan of consolidation in the fourth quarter of 1998 and expects to record additional costs of approximately $6.0 in the second quarter of 1999, following the consummation of the transaction with OxyChem and the formation of PVC Powder Blends, LP at which time the Conroe, Texas compounding facility will be closed. The plan of consolidation includes the elimination of approximately 250 positions, 180 of which were accrued for in the fourth quarter 1998 charge. During the first quarter of 1999, 85 of these 180 individuals were terminated and the remaining 95 terminations are expected to be completed by the end of 1999. The costs associated with the remaining 70 position eliminations will be included in the charge to be taken in the second quarter of 1999. The estimated costs to be recognized in the second quarter of 1999 are as follows: (a) an additional $0.6 million of accelerated depreciation related to the software assets discussed above; (b) $1.4 million of disposition costs, which will be expensed as incurred, consisting of moving and relocation costs and the cost of archiving and converting files from computers and software disposed as part of the consolidation of the compounding operations; and (c) costs associated with the closing of the Conroe, Texas, compounding facility totaling $4.0 million that will be recorded as a reduction of the gain on the OxyChem transactions. The Conroe closure costs are comprised of write-offs of fixed assets with a net book value of $2.0 million and other assets with a carrying value of $0.5 million, and cash employee separation costs of approximately $1.5 million, relating to the termination of 70 individuals. All sites and production lines are projected to be closed by the end of 1999.

The activity related to the fourth quarter 1998 and first quarter 1999 charges for the consolidation of the Company's compounding operations are as follows:

                                                         Fourth        First
                                                        Quarter        Quarter
                                                         1998             1999      Nature of Expense
                                                      ------------   ------------   ----------------------------------
Total charges relating to:
   Employee separation and plant phase-out:
     Asset write-offs                                     $5.3            $0.4      Non-cash
     Employee separation                                   5.0             0.2      Cash
     Site closure costs:
        Demolition                                         3.3             -        Cash
        Legal and professional fees                        1.0             0.5      Cash
                                                      ------------   ------------
                                                          14.6             1.1
   Depreciation and amortization expense:
     Accelerated depreciation                              -               0.6      Non-cash, included in depreciation
                                                                                    and amortization expense
                                                      ------------   ------------
         Total charges                                    14.6             1.7
                                                      ------------   ------------


Activity related to the charges:
     Fourth Quarter 1998:
        Assets written off                                (5.3)            -        Non-cash
        Employee separation paid                          (0.7)            -        Cash
                                                      ------------   ------------
                                                           8.6             -

     First Quarter 1999:
        Assets written off                                 -              (0.4)     Non-cash
        Employee separation paid                          (0.5)            -        Cash
        Accelerated depreciation                           -              (0.6)     Non-cash
        Legal and professional costs paid                  -              (0.5)     Cash
                                                      ------------   ------------
            Restructuring accruals at March 31, 1999      $8.1            $0.2
                                                      ============   ============

NOTE G - SEGMENT INFORMATION
The Company operates primarily in two business segments, the Performance Polymers & Services segment (PP&S) and the Resin and Intermediates (R&I) segment. Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The elimination of inter-segment sales is primarily for sales from the R&I segment to the PP&S segment, and is included in the Other segment. Certain other corporate expenses and eliminations are also included in the Other segment.


($ in millions)                                    TOTAL        PP&S        R&I         OTHER
                                                   -----       ------      ------       -----
QUARTER ENDED MARCH 31, 1999:

Net Sales                                          $325.8      $217.6      $141.2       $(33.0)

Operating income (loss)                              21.8        22.8        (1.1)         0.1
Employee separation and plant phase-out               1.1         1.1           -            -
Other restructuring costs - accelerated
   depreciation                                       0.6         0.6           -            -
                                                   ------      ------      ------       ------
Operating income  (loss) before restructuring
    costs                                            23.5        24.5        (1.1)         0.1
Depreciation and amortization (before
   restructuring)                                    14.4         6.9         7.5            -
                                                   ------      ------      ------       ------
Operating income before depreciation,
   amortization and restructuring costs            $ 37.9      $ 31.4      $  6.4       $  0.1
                                                   ======      ======      ======       ======

Total assets                                       $838.3      $495.0      $378.4       $(35.1)
Capital Expenditures                                 10.2         7.6         2.6            -


QUARTER ENDED MARCH 31, 1998:

Net Sales                                          $324.5      $200.4      $162.2       $(38.1)

Operating income (loss)                              12.7        16.6        (3.5)        (0.4)
Depreciation and amortization                        14.5         6.9         7.5          0.1
                                                   ------      ------      ------       ------
Operating income (loss) before depreciation
    and amortization                               $ 27.2      $ 23.5      $  4.0       $ (0.3)
                                                   ======      ======      ======       ======

Total assets                                       $846.7      $444.1      $393.3       $  9.3
Capital Expenditures                                  6.2         2.6         3.6            -

NOTE H.  WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:


                                                    Quarter ended
                                                      March 31,
                                                   ---------------
($ in millions)                                    1999       1998
                                                   ---------------
Weighted-average shares - Basic:
    Weighted-average shares outstanding            23.5       23.3
    Less unearned portion of restricted stock
       awards included in outstanding shares        (.4)       (.4)
                                                   ---------------
                                                   23.1       22.9
                                                   ---------------

Weighted-average shares - Diluted:
    Weighted-average shares outstanding            23.5       23.3
    Plus dilutive impact of stock options and
        stock awards                                 .5         .2
                                                   ---------------
                                                   24.0       23.5
                                                   ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the first quarter of 1999 the Federal Trade Commission informed the Company that it had terminated its investigation related to the joint venture transactions with a recommendation for no further action. The joint venture transactions received shareholder approval on April 19, 1999, and the newly formed partnerships began operations on May 1, 1999. As discussed in Note E to the Condensed Consolidated Financial Statements, Geon's North American commodity PVC/VCM operations included in the R&I business segment were contributed to OxyVinyls in exchange for a 24% interest in the joint venture. Second quarter results will include the consolidation of the commodity PVC/VCM operations for one month (April 1999), after which the Company will report the earnings of the OxyVinyls as earnings from equity affiliates in the R&I business segment.

In addition, as discussed in Note E, the Companies also formed the PVC Powder Blends, LP partnership which will be 90% owned by Geon. The operations of this partnership will be consolidated into Geon, with the OxyChem portion recorded as a minority interest. Also in conjunction with the joint venture transactions, the Company acquired from OxyChem a PVC flexible film business and a specialty PVC compound business that will be included in the Company's consolidated results beginning May 1, 1999.

FIRST QUARTER 1999 RESULTS OF OPERATIONS - TOTAL COMPANY:

Sales in the first quarter of 1999 were $325.8 million or flat with 1998. Comparing the first quarter of 1999 to last year overall volumes increased 15%, including acquired businesses, and were offset by lower average selling prices, primarily in PVC resin. The PP&S segment comprised approximately 67% of consolidated sales in 1999 compared to 62% last year. Operating income, excluding a $1.7 million pre-tax charge ($1.1 million employee separation and plant phase-out plus $0.6 million of accelerated depreciation, see Note F for further discussion) associated with the compound manufacturing asset rationalization, was $23.5 million, an increase of 85% over the same period a year ago. Included in operating income are earnings from equity affiliates. Approximately 75% of the improvement in operating earnings was from the PP&S segment.

Selling and administrative expenses increased by 28% from 1998, primarily due to the plastisol formulator businesses acquired in the second and third quarters of 1998. Other income (expense) declined in 1999 from 1998, due to a reduction in foreign currency gains. The effective income tax rate on income before the cumulative effect of a change in accounting was 39% in 1999 versus 41% in 1998 reflecting the effect of a change in foreign versus domestic earnings and the effect of permanent differences such as non-deductible goodwill on the lower pre-tax earnings in 1998.

As discussed in Note D to the Condensed Consolidated Financial Statements, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities," effective January 1, 1999. As a result, on January 1, 1999, the Company wrote-off its share of the unamortized start-up costs of the Sunbelt chlor-alkali venture resulting in a cumulative effect of a change in accounting of $1.5 million ($2.4 million pre-tax).

Net income before the cumulative effect of a change in accounting and the compound restructuring charge was $12.1 million, more than double the previous year's net income of $5.8 million. Diluted earnings per share, before the cumulative effect of a change in accounting and excluding the compound restructuring were $0.50, compared with $0.25 for the first quarter of 1998.

Performance Polymers & Services (PP&S)
--------------------------------------
PP&S sales for the first quarter of 1999 were $217.6 million, an increase of $17.2 million or 9% over 1998. Increased sales resulted from a 16% increase in volumes offset by a 6% decline in average selling prices. The 1999 increased volumes result from 2% organic growth (5% in the last two months of the quarter) plus the acquired formulator business sales.

Operating income, before the restructuring cost previously described, was $24.5 million, an increase of $7.9 million or 48% over last year. Approximately 15% of this increase in operating income was attributable to the acquired plastisol formulators. The margin of average selling prices over material costs increased 3% from the same period a year ago as a result of lower raw material costs. Plant conversion costs per sales unit, excluding acquisitions were flat with the same quarter of 1998.

As discussed in Note F, the Company also expects to recognize a restructuring charge in the second quarter of 1999 of approximately $6.0 million with the previously announced closing of its Conroe, Texas facility following the May 1, 1999, formation of the powder compound joint venture with OxyChem. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".



Resin and Intermediates (R&I)
-----------------------------
Based on industry data, North American (U.S. and Canada) producer shipments of PVC, including exports, are estimated to have increased by 8% over first quarter 1998. Capacity utilization (shipments/capacity) for North America was estimated at 95% of effective capacity (89% of nameplate) during the first quarter of 1999, an increase of 3 percentage points from the first quarter of 1998 as a result of domestic economic growth. Capacity has remained essentially level over the last year. Exports declined 34% from the same period last year as a result of the strong domestic demand and increased domestic selling prices.

Average industry margins (the spread between PVC resin selling prices and large buyer ethylene and chlorine costs as reported in industry trade journals and newsletters) for the largest PVC resin market applications were unchanged on average as compared to the first quarter of 1998. Average selling prices decreased $0.05 per pound with lower average feedstock costs (ethylene and chlorine) offsetting the selling price decrease.

Industry PVC resin operating margins began the second quarter of 1999 with operating margins approximately 1.0 cents per pound above the same period last year and further improvement in margins is anticipated as seasonal demand increases and limited capacity additions cause upward pressure on selling prices. Feedstock costs are likely to partially offset the improvement in selling prices with some increase in ethylene cost likely and an increase in chlorine possible. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".

Geon R&I first quarter 1999 sales were $141.2 million, or a 13% decrease from the same period of 1998. This sales change is comprised primarily of a 22% decrease in average PVC resin selling prices and an 11% increase in PVC resin volumes.

The R&I operating loss for the first quarter of 1999 was $1.1 million or a $2.4 million improvement versus the first quarter of 1998. The margin of average selling prices over raw material costs was in line with the industry and approximates last year's margin for the same period. Plant conversion cost per sales unit decreased approximately 6% compared to a year ago. Included in the operating loss for 1999 and 1998 is a loss from equity affiliates (Sunbelt and . The decrease in earnings of equity affiliates primarily reflects the decrease in Sunbelt's selling price of an ECU (combined chlorine and caustic soda selling prices) as the chlor-alkali industry is in a cyclical trough.

CAPITAL RESOURCES AND LIQUIDITY

Operating and investing activities used cash of $27.6 million in the first quarter of 1999 compared to $20.2 million in the corresponding period of 1998. Operations used $20.8 million of cash, primarily the result of a seasonal increase in working capital in line with sales and production increases. Investing activities included $10.2 million in property additions compared with $6.2 million in 1998. This increase over 1998 is largely attributable to the expansion and modernization of the Henry, Illinois, specialty resin plant that was announced in the fourth quarter of 1998. Total capital expenditures in 1999 are expected to be $55 to $60 million.

Cash provided from financing activities in the first quarter of 1999 primarily reflects the increase in short-term debt to finance the higher levels of working capital. In addition, the Company paid dividends of $2.9 and repaid $2.0 million of long-term debt. Approximately $1.7 million of long-term debt was repaid prior to its scheduled maturity date to facilitate the transactions with OxyChem.

The Company will be realizing approximately $110 million in cash in the second quarter of 1999 in connection with the OxyChem transaction. This cash benefit will be realized through a cash distribution from the PVC partnership and the retention and subsequent liquidation of working capital.

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

The Company relies significantly upon third parties in the operation of its business. As a result, as part of Geon's Y2K program, the purchasing and production control department of each operating unit has made, and is making, efforts to determine and assess the Y2K compliance of third parties with which Geon does business. In particular, throughout 1998, Geon contacted and sent questionnaires to all of its raw material suppliers to obtain information relating to the status of such suppliers with respect to Y2K issues. Geon received assurances from 75% of its raw material suppliers that they are or would be Y2K compliant by July 1999. Geon has maintained ongoing correspondence with its suppliers regarding Y2K issues and placed particular emphasis on determining the Y2K readiness of its critical suppliers.

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

Cost. The Company anticipates incurring total out-of-pocket expenditures of approximately $.75 million on Y2K issues. To date, Geon has incurred out-of-pocket costs of approximately $.4 million on Y2K issues, plus internal personnel time included in the scope of normal operations. Approximately 85% of these funds have been expended in connection with remediation, and 15% of these funds have been expended to replace portions of the information technology structure. The funds used by Geon to address its Y2K problems are from the general business budget, and all such costs are expensed as incurred.

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


ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1999 to approximate $3 million to $5 million. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At March 31, 1999, the Company had accruals totaling approximately $45 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1999 are estimated to approximate the level of 1998 which totaled $5.3 million.


CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry, including, but not limited to, statements concerning the future development of the Company's business following the completion of the proposed transactions with OxyChem, the future operations of the proposed joint venture entities, and the synergies expected to result therefrom, that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets; (2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM & chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (6) the impact on the North American vinyl markets and supply/demand balance resulting from the economic situation in the Far East; (7) the ability to obtain financing at anticipated rates; (8) inability to achieve or delays in achieving savings related to business consolidation and restructuring programs; (9) unanticipated expenditures required in conjunction with year 2000 compliance; (10) unanticipated delay in realizing, or inability to realize, expected costs savings from the proposed transactions; (11) unanticipated costs or difficulties related to completion of the proposed transactions or the operation of the joint venture entities; (12) inability to complete the proposed transactions; (13) lack of day to day operating control, including procurement of raw material feedstock, of the proposed resin partnership; (14) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company's products; and (15) partial control over investment decisions and dividend distribution policy of the proposed resin partnership.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and the Company's management of the exposure is included in "Management's Analysis - Consolidated Balance Sheets" in the 1998 Annual Report on 10K under the caption "Market Risk Disclosures."

PART II -       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                None.

ITEM 2.         CHANGES IN SECURITIES
                Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                None.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                None.


ITEM 5.         OTHER INFORMATION:


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K:

           (a)  Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                Form 8-K filed on January 29, 1999 announcing the appointment of key executives of the Decillion joint venture with Owens Corning.

                Form 8-K filed on February 4, 1999 announcing the Federal Trade Commission's decision to terminate its investigation related to the joint venture transactions and its recommendation for no further action.

                Form 8-K/A filed on February 16, 1999, amending information previously included in the 8-K filed in connection with the acquisition of Synergistics Industries Limited on October 31, 1997. This amendment restated certain financial information of Synergistics Industries Limited from U.S. dollars to Canadian dollars and added the conformed signature of the independent auditors which was inadvertently omitted from the previous amendment.

                Form 8-K filed on March 18, 1999, announcing the date for the Special Meeting of Geon Stockholders to be held on April 19, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 17, 1999              THE GEON COMPANY





                           /s/ W. D. Wilson

                           Vice President and Chief Financial Officer,
                          (Principal Financial Officer)







                           /s/ G. P. Smith

                           Corporate Controller and Assistant Treasurer
                           (Principal Accounting Officer)