Form 10-Q/A
period 1999-03-31
GEON CO
filed 1999-05-28
CIK 897547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   AMENDMENT 1

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

This Amendment to the Company's Form 10Q filed on May 17, 1999 amends and restates Item 2 - Management's Discussion and Analysis in its entirety to incorporate additional information regarding Year 2000 compliance. This filing is in all other respects identical to the Form 10Q filed on May 17, 1999.

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

The Company's process for evaluating Y2K issues associated with its information technology structure includes completion of a comprehensive inventory of systems which may be vulnerable to Y2K failure; assessment of the business criticality of the inventoried systems; testing of systems determined to be critical to operations; and remediation of those systems found to be noncompliant.

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

Below is a summary of Geon's current status in each of our primary areas of evaluation: The Company has completed the inventory and assessment of each category.

------------------------------------ --------- ----------------- -------------
                                                                 Expected
Category                             Tested    Remediated        Completion
------------------------------------ --------- ----------------- -------------
APPLICATION SOFTWARE
      Commercial                       100%          100%         Completed
      Manufacture                      100%          100%         Completed
      Desktop                          90%           90%             7/99
      Research and Development         85%           80%             7/99
------------------------------------ --------- ----------------- -------------
INTEGRATION
      Interfaces                       100%          100%         Completed
      Electronic Data Interchange      100%          100%         Completed
------------------------------------ --------- ----------------- -------------
INFRASTRUCTURE
      Networks, including data and
      communications                   100%          100%         Completed
      Hardware                         100%          100%         Completed
      Software                         100%          100%         Completed
------------------------------------ --------- ----------------- -------------
EXTERNAL ENTITIES
      Customers                        N/A           71%             7/99
      Key Suppliers                    N/A           89%             7/99
      Service Providers                N/A           75%             7/99
------------------------------------ --------- ----------------- -------------
EMBEDDED SYSTEMS
      Programmable Logic               100%          90%             7/99
      Controllers
------------------------------------ --------- ----------------- -------------

All computing hardware and data networks have been tested and found to be compliant. Further, the Company has identified approximately 50 personal computers with key business applications which have been successfully tested.


In addition to internal resources, the Company is utilizing external resources to implement its Y2K program and to ensure that its risk and cost estimates are reliable. Geon has contracted with outside consultants to verify Geon's assessment of its Y2K problems and to assist it with remediation efforts.

The Company relies significantly upon third parties in the operation of its business. As a result, as part of Geon's Y2K program, the purchasing and production control department of each operating unit has made, and is making, efforts to determine and assess the Y2K compliance of third parties with which Geon does business. In particular, beginning in 1998, Geon contacted and sent questionnaires to all of its raw material suppliers to obtain information relating to the status of such suppliers with respect to Y2K issues. Such inquiries incorporated the guidelines of the Chemical Manufacturers Association in requesting compliance information. Of its total suppliers, approximately 100 were regarded as critical. Geon has received assurances from 89% of its critical raw material suppliers that they are or would be Y2K compliant by July 1999. The Company is continuing its efforts (follow-up letters, telephone calls, review of WEB sites, etc.) to determine the status of all remaining suppliers' Y2K compliance. The Company's compliance assessment of suppliers includes service providers for those services determined to be critical to business operations. In those cases where the Company is unable to obtain satisfactory assurance of Y2K compliance by mid-1999, alternative suppliers will be pursued and/or inventories will be increased prior to year-end, as deemed appropriate. The Company has also sent letters to all of its customers and has received compliance assurances from 71%. Further customer follow-up continues. Due to the uncertainties associated with Y2K problems, Geon is in the process of developing contingency plans in the event that its business or operations are disrupted on January 1, 2000. As part of this plan, the Company expects to adjust its inventory levels and mix of products and raw materials consistent with good business practice based upon the risks that Geon believes exist. In addition, Geon expects to develop a plan that outlines how one facility can compensate for any disruption at another facility due to Y2K problems.

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



May 28, 1999              THE GEON COMPANY





                           /s/ W. D. Wilson

                           Vice President and Chief Financial Officer,
                          (Principal Financial Officer)







                           /s/ G. P. Smith

                           Corporate Controller and Assistant Treasurer
                           (Principal Accounting Officer)