Form 10-Q
period 1999-06-30
GEON CO
filed 1999-08-16
CIK 897547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             ----------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 1999.      COMMISSION FILE NUMBER   1-11804


                                THE GEON COMPANY
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                     34-1730488
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)



     One Geon Center, Avon Lake, Ohio                     44012
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (440) 930-1000

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

As of July 31, 1999 there were 23,725,620 shares of common stock outstanding. There is only one class of common stock.

Part I.  Financial Information
Item 1. Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                  Three Months Ended      Six Months Ended
                                                                         June 30,             June 30,
                                                                    1999       1998        1999       1998
                                                                  --------   --------    --------    -------

Sales                                                             $  296.9   $  330.7    $  622.7    $ 655.2
Operating costs and expenses:
    Cost of sales                                                    239.0      285.3       503.7      568.7
    Selling and administrative                                        20.1       17.6        41.8       34.6
    Depreciation and amortization                                     10.2       15.4        25.2       29.9
Employee separation  and plant phase-out                               1.3         --         2.4         --
Income (loss) from equity affiliates                                  (2.1)       2.3        (3.6)       5.4
                                                                  ---------  --------    --------    -------
Operating income                                                      24.2       14.7        46.0       27.4
Interest expense                                                      (3.6)      (3.8)       (7.2)      (7.6)
Interest income                                                         .3         .3          .6         .9
Other income (expense),  net                                          (1.8)      (3.0)       (2.2)      (2.7)
Gain on formation of joint ventures                                   92.9         --        92.9         --
                                                                  ---------  --------    --------    -------

Income before income taxes and cumulative effect of
    a change in accounting for start-up costs                        112.0        8.2       130.1       18.0
Income tax expense                                                   (43.5)      (3.4)      (50.5)      (7.4)
                                                                  ---------  --------    --------    -------
Income, before cumulative effect of a change
    in accounting                                                     68.5        4.8        79.6       10.6
Cumulative effect of a change in accounting for
    start-up costs, net of income tax benefit of $0.9 million           --         --        (1.5)        --
                                                                  ---------  --------    --------    -------

Net income                                                        $   68.5   $    4.8    $   78.1    $  10.6
                                                                  =========  ========    ========    =======

Basic earnings per share of common stock:
    Basic earnings per share before cumulative effect
       of a change in accounting                                  $    2.95  $     .21   $    3.43   $    .46
    Cumulative effect of a change in accounting                         --         --         (.06)        --
                                                                  ---------  ---------   ---------   --------
    Basic earnings per share                                      $    2.95  $     .21   $    3.37   $    .46
                                                                  =========  =========   =========   ========

Diluted earnings per share of common stock:
    Diluted earnings per share before cumulative effect
       of a change in accounting                                  $    2.81  $     .20   $    3.29   $    .45
    Cumulative effect of a change in accounting                         --         --         (.06)       --
                                                                  ---------  --------    ---------   --------
    Diluted earnings per share                                    $    2.81  $     .20   $    3.23   $    .45
                                                                  =========  =========   =========   ========

Number of shares used to compute earnings per share:
    Basic                                                             23.2       22.9        23.2       22.9
    Diluted                                                           24.4       23.6        24.2       23.6

Dividends paid per share of common stock                          $     .125 $     .125  $     .25   $    .25


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              June 30,   December 31,
                               ASSETS                           1999         1998
                                                              -------    -----------
Current assets:
Cash and cash equivalents                                      $ 54.5      $ 14.4
Accounts receivable, net                                        135.4        70.8
Inventories                                                     116.2       113.9
Deferred income taxes                                            23.7        24.6
Prepaid expenses                                                  6.9        11.0
                                                               ------      ------
   Total current assets                                         336.7       234.7
Property, net                                                   239.4       443.5
Investment in equity affiliates                                 238.0        19.8
Goodwill, net                                                    83.6        81.5
Deferred charges and other assets                                15.3        22.5
                                                               ------      ------
      Total assets                                             $913.0      $802.0
                                                               ======      ======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                           $ 15.9      $ 50.9
Accounts payable                                                147.2       129.1
Accrued expenses                                                 72.5        76.0
Current portion of long-term debt                                  .3          .8
                                                               ------      ------
   Total current liabilities                                    235.9       256.8
Long-term debt                                                  126.7       135.4
Deferred income taxes                                            75.5        32.8
Postretirement benefits other than pensions                      83.8        85.1
Other non-current liabilities                                    82.3        77.8
Minority interest in consolidated subsidiary                      5.7        --
                                                               ------      ------
   Total liabilities                                            609.9       587.9
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued        --          --
Common stock, $.10 par, authorized 100.0 shares;
  issued 28.0 shares in 1999 and 1998                             2.8         2.8
Other stockholders' equity                                      300.3       211.3
                                                               ------      ------
   Total stockholders' equity                                   303.1       214.1
                                                               ------      ------
      Total liabilities and stockholders' equity               $913.0      $802.0
                                                               ======      ======

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                      Six Months Ended,
                                                                           June 30,
                                                                      -----------------
                                                                       1999        1998
                                                                      ------      -----
OPERATING ACTIVITIES
    Net income                                                         $78.1       $10.6
    Adjustments to reconcile net income to net
      cash used by operating activities:
        Gain on formation of joint ventures                            (92.9)         --
        Employee separation and plant phase-out                          2.4          --
        Depreciation and amortization                                   25.2        29.9
        Loss (income) from equity affiliates                             3.6        (5.4)
        Provision for deferred income taxes                             45.8          .7
        Change in assets and liabilities:
            Accounts receivable                                        (89.0)       27.3
            Inventories                                                 (9.7)        9.4
            Accounts payable                                            52.5       (19.8)
            Realization of retained working capital of
                 contributed PVC business                               53.1          --
            Accrued expenses and other                                 (15.1)       (5.0)
                                                                       -----       -----
    Net cash provided by operating activities                           54.0        47.7

INVESTING ACTIVITIES
    Cash paid for businesses acquired                                  (27.0)      (39.6)
    Cash received in conjunction with OxyVinyls formation, net of
       formation costs paid                                             71.9          --
    Distributions from (to) equity affiliates                            1.9        (1.3)
    Purchases of property                                              (22.2)      (16.0)
                                                                       -----       -----
NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES          78.6        (9.2)

FINANCING ACTIVITIES
    Decrease in short-term debt                                        (36.9)      (12.9)
    Repayment of long-term debt                                         (2.0)        (.3)
    Dividends                                                           (5.9)       (5.8)
    Proceeds from issuance of common stock                               5.7          .1
                                                                       -----       -----
    Net cash used by financing activities                              (39.1)      (18.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   .6          .1
                                                                       -----       -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        40.1       (28.0)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                  14.4        49.1
                                                                       -----       -----

CASH AND CASH EQUIVALENTS AT JUNE 30                                   $54.5       $21.1
                                                                       =====       =====

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (Dollars in Millions, Shares in Thousands)

                                                COMMON                                         COMMON   ACCUMULATED
                                                SHARES                 ADDITIONAL              STOCK     OTHER NON-
                                        COMMON   HELD          COMMON   PAID-IN    RETAINED   HELD IN   OWNER EQUITY
                                         SHARE    IN    TOTAL   STOCK   CAPITAL    EARNINGS   TREASURY     CHANGES
                                        -----------------------------------------------------------------------------






BALANCE JANUARY 1, 1998                 27,877  4,700   $223.8   $2.8    $295.8     $73.3     $(118.0)     $(30.1)
Non-owner equity changes:
   Net income                                              5.8                        5.8
   Other non-owner equity changes:
     Translation adjustment                                2.2                                                2.2
                                                          ----
Total non-owner equity changes                             8.0
Stock based compensation and exercise
  of options                              97.0  (29.0)    (1.1)            (2.6)                  1.4         0.1
Cash dividends                                            (2.9)                      (2.9)
                                        -----------------------------------------------------------------------------
BALANCE MARCH 31, 1998                  27,974  4,671   $227.8   $2.8    $293.2     $76.2     $(116.6)     $(27.8)
                                        =============================================================================
Non-owner equity changes:
   Net income                                              4.8                        4.8
   Other non-owner equity changes:                           -
     Translation adjustment                               (2.4)                                              (2.4)
                                                         -----
Total non-owner equity changes                            (2.4)
Stock based compensation and exercise
  of options                                        2       .9              0.9                  (0.1)        0.1
Cash dividends                                            (2.9)                      (2.9)
                                        -----------------------------------------------------------------------------
BALANCE JUNE 30, 1998                   27,974  4,673   $228.2   $2.8    $294.1     $78.1     $(116.7)     $(30.1)
                                        =============================================================================


BALANCE JANUARY 1, 1999                 27,974  4,622   $214.1   $2.8    $296.1     $75.4     $(115.1)     $(45.1)
Non-owner equity changes:
   Net income                                              9.6                        9.6
   Other non-owner equity changes:                           -
     Translation adjustment                                1.5                                                1.5
                                                          ----
Total non-owner equity changes                            11.1
Stock based compensation and exercise
  of options                                   (161.0)     2.1             (2.8)                  4.8         0.1
Cash dividends                                            (2.9)                      (2.9)
                                        -----------------------------------------------------------------------------
BALANCE MARCH 31, 1999                  27,974  4,461   $224.4   $2.8    $293.3     $82.1     $(110.3)     $(43.5)
                                       ==============================================================================
Non-owner equity changes:
   Net income                                             68.5                      68.5
   Other non-owner equity changes:                           -
     Translation adjustment                                4.7                                                4.7
                                                          ----
Total non-owner equity changes                             73.2
Stock based compensation and exercise
  of options                               1.0   (278)     8.5              0.5                   7.9         0.1
Cash dividends                                            (3.0)                      (3.0)
                                        -----------------------------------------------------------------------------
BALANCE JUNE 30, 1999                   27,975  4,183   $303.1   $2.8    $293.8    $147.6     $(102.4)     $(38.7)
                                        =============================================================================

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE A- BASIS OF PRESENTATION
-----------------------------
The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Earnings of equity affiliates have been reclassified from the 1998 presentation and are included in operating income. Certain other amounts for 1998 have been reclassified to conform to the 1999 interim period presentation.

On April 30, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) which included the formation of Oxy Vinyls, LP (OxyVinyls), a limited partnership in which Geon has 24% ownership, the formation of a small powder compounding partnership which is 90% owned by Geon and the acquisition by Geon of OxyChem's compounding and film operations. Substantially all of Geon's Resin and Intermediates segment's (see description of segments in the following paragraph) operating assets and liabilities were contributed to OxyVinyls in this transaction.

Geon's operations are primarily located in the United States and Canada in two business segments. The "Performance Polymers and Services" (PP&S) segment includes polyvinyl chloride (PVC) compounds, including two 50% owned compound joint ventures, specialty resins, plastisol formulators, analytical testing services performed by Polymer Diagnostics Inc., and Decillion, a 40% owned joint venture with Owens Corning, Inc. After April 30, 1999, the PP&S segment also includes the powder compounding joint venture and the acquired compound and engineered film businesses related to the OxyChem transaction. Prior to the formation of OxyVinyls, the "Resin and Intermediates" segment included the consolidated results of the Company's suspension and mass resin and vinyl chloride monomer (VCM) operations, which, as described above and in Note E, were substantially contributed to OxyVinyls on April 30, 1999. After April 30, 1999, the R&I segment includes Geon's 24% interest in OxyVinyls, accounted for under the equity method of accounting. Also included in the R&I segment are the Company's 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company's 37.4% holding in Australian Vinyls Corporation (AVC), an Australian PVC operation. See Note I for further discussion of the Company's two business segments.

NOTE B - COMMITMENTS AND CONTINGENCIES
--------------------------------------
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material adverse effect on the Company's consolidated financial position.

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual totaling approximately $44 million at June 30, 1999, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $14 million. The Company's estimate of the liability may be revised as new regulations, technologies or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note L to the Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10K.


NOTE C - INVENTORIES
--------------------
Components of inventories at June 30, 1999 and December 31, 1998, are as follows:

                                                     June 30,            December 31,
(Dollars in millions)                                  1999                  1998
                                                 -----------------     -----------------
Finished products and in-process inventories           $73.3                 $94.3
Raw materials and supplies                              53.8                  34.2
                                                        ----                  ----
                                                       127.1                 128.5
LIFO Reserve                                           (10.9)                (14.6)
                                                       ------                ------
                                                      $116.2                $113.9
                                                       =====                 =====

NOTE D - CHANGE IN ACCOUNTING METHOD
------------------------------------
Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." The SOP required that unamortized start-up costs be written off at the time of adoption and future start-up costs be expensed as incurred. The Company's portion of unamortized start-up costs related to the Sunbelt chlor-alkali joint venture totaled $1.5 million, net of an income tax benefit, and was written off as the cumulative effect of a change in accounting on January 1, 1999.

NOTE E - TRANSACTIONS WITH OXYCHEM
----------------------------------
On April 30, 1999, the Company completed the previously announced transactions with OxyChem, which included the formation of OxyVinyls, a manufacturer and marketer of PVC resins and caustic soda. OxyVinyls is the largest producer of PVC resins in North America.

Geon contributed to OxyVinyls five PVC suspension and mass resin plants and one VCM plant as well as related assets and all of the outstanding capital stock of LaPorte Chemicals Corporation, a subsidiary of The Geon Company. In exchange, Geon received a 24% interest in OxyVinyls and OxyVinyls assumed certain liabilities and obligations of Geon, including agreements under which Geon leased a portion of a VCM plant located in LaPorte, Texas, as well as certain industrial revenue bond debt of Geon. OxyChem contributed to OxyVinyls one PVC plant, one VCM plant, a 50% interest in OxyMar, a Texas general partnership that operates a VCM plant, and a chlor-alkali chemical complex, together with related assets. In exchange, OxyChem received a 76% interest in OxyVinyls, and OxyVinyls assumed certain liabilities and obligations of OxyChem, including certain OxyMar debt. For accounting purposes, Geon's contribution to OxyVinyls is treated as a sale of 76% of its PVC business net assets to OxyChem. Geon accounts for its 24% interest in OxyVinyls under the equity method of accounting.

In other transactions, Geon and OxyChem formed a small powder compounding partnership, PVC Powder Blends, LP (Powder Blends), through contribution of net assets by both Geon and OxyChem. Powder Blends manufactures and markets PVC powder compounds and is 90% owned by Geon. OxyChem also transferred to Geon for

$27 million a PVC engineered film and pellet compounding plant located in Burlington, New Jersey, and its specialty pellet compound business located in Pasadena, Texas, in addition to inventory and other assets. Powder Blends and the PVC engineered film and specialty pellet compounding businesses are referred to collectively as the "Acquired Businesses." The Acquired Businesses have been accounted for as a purchase and Geon has recorded the net assets of these businesses at their estimated fair value. The purchase price allocations reflected in these financial statements are preliminary. The consolidated financial statements include the operations of these Acquired Businesses subsequent to April 30, 1999, with a minority interest reflecting the OxyChem's 10% ownership in Powder Blends.

In conjunction with the joint venture transaction, Geon will realize approximately $104 million through retention of certain working capital from its businesses contributed to OxyVinyls and the distribution of cash from OxyVinyls. This $104 million is comprised of cash received from OxyChem of $77.5 million and retained working capital of $62.3 million less $27 million paid by Geon to OxyChem for the purchase of the Acquired Businesses and $9.0 million representing Geon's incremental share of OxyVinyls incremental financing.

The Company has recognized a pre-tax gain of $92.9 million as a result of these transactions, representing the excess of the fair value received (including the realization of the $104 million in cash and retained working capital) over the book value of the 76% and 10% of Geon's net assets contributed to OxyVinyls and Powder Blends, respectively. This gain is preliminary, subject to, among other things, the finalization of the fair values of the net assets contributed to the respective partnerships. This gain is net of certain one-time costs directly related to the transactions. The following details the computation of the gain:


(Dollars in millions)

Geon's proportionate share of the estimated  fair value of OxyVinyls       $250.6
Cash received                                                                77.5
                                                                           ------
                                                                            328.1
Net book value of net assets contributed by Geon                           (211.4)
                                                                           ------
                                                                            116.7
Ownership percentage sold to OxyChem                                           76%
                                                                           ------
Pre-tax gain on formation of OxyVinyls, before transaction related
costs                                                                      $ 88.7
                                                                           ======

Fair value of assets contributed to Powder Blends by OxyChem               $ 36.0
Geon's ownership                                                               90%
                                                                           ------
                                                                             32.4
Less 10% of the net book value of Geon net assets contributed                (1.9)
                                                                           ======
Pre-tax gain on formation of Powder Blends, before transaction
      related costs                                                        $ 30.5
                                                                           ======

Pre-tax gain on purchase of net assets of Acquired Businesses representing the preliminary estimate of fair value received in
      excess of amount paid                                                $  5.7
                                                                           ======

Total pre-tax gain before transaction related costs                        $124.9
Less costs directly associated with the transactions
                                                                            (32.0)
                                                                           ------
Total pretax gain                                                          $ 92.9
                                                                           ======

The costs incurred which are directly associated with the formation of OxyVinyls and the acquisition of the Acquired Businesses include a one-time payment
(to be paid in the third quarter of 1999) of $5.9 million to Geon employees that will be transferring to OxyVinyls, professional fees (legal, accounting, and consulting) of $11.6 million ($6.0 million paid in the last half of 1998 and $5.6 million paid in the first half of 1999), pension and post-retirement curtailment and special termination benefits of $9.0 million, (to be funded through increased annual contributions to the pension and post-retirement plans over approximately ten years) and the write-off of capitalized software costs specifically related to the management information systems of Geon's PVC business of $5.5 million.

In conjunction with the transactions above, Geon entered into PVC resin and VCM supply agreements with OxyVinyls under which Geon will purchase a substantial portion of its PVC resin and VCM. The agreements have an initial term of 15 years with renewal options. The Company has also entered into various service agreements with the partnerships.

The following table sets forth the impact on certain unaudited pro forma financial information for the Company assuming that the transactions with OxyChem occurred as of the beginning of 1999 and 1998. This pro forma financial information may not be indicative of the actual impact on the results of operations of Geon had the transactions occurred as of the dates assumed or the impact of the transactions on future results of operations.

                                                           Increase (decrease) in
      (Dollars in millions, except per share data)            reported amounts
                                                           Six months ended June 30,
                                                            ---------------------
                                                              1999         1998
                                                            ---------------------
      Sales                                                 $(130.0)      $(229.1)
      Net income before cumulative effect of a change in
         accounting                                            (7.1)         11.3
      Net Income                                               (7.1)         11.3

      Basic earnings per share:
      Earnings per share before cumulative effect of a
         change in accounting                               $ (0.31)         0.49
      Earnings per share                                      (0.31)         0.49

      Diluted earnings per share:
      Earnings per share before cumulative effect of a
         change in accounting                               $ (0.29)         0.48
      Earnings per share                                      (0.29)         0.48

The 1998 pro forma amounts exclude the pre-tax gain of $92.9 million recorded on the closing of the transactions in the second quarter of 1999 as it is a non-recurring item resulting from the transactions.

NOTE F - EQUITY INVESTMENT
--------------------------
 The Company's 24% interest in OxyVinyls is accounted for under the equity method. The following table presents summarized financial information of OxyVinyls (100 %) as of June 30, 1999 and for the period from its formation on April 30, 1999 through June 30, 1999.

(Dollars in millions)
Current assets                                  $  364.8
Noncurrent assets                                1,002.0
                                                --------
   Total assets                                  1,366.8
                                                --------

Current liabilities                                230.4
Noncurrent liabilities                             174.2
                                                --------
   Total liabilities                               404.6
                                                --------

Partnership capital                             $  962.2
                                                ========

Net sales                                       $  225.0
Partnership loss as reported by OxyVinyls           (0.7)

Geon's share of OxyVinyls loss (24%)            $   (0.2)
Amortization of imbedded goodwill by Geon            0.3
                                                --------
    Partnership income as recorded by Geon      $    0.1
                                                ========

In the second quarter of 1999, OxyVinyls recorded a charge of approximately $3.2 million pre-tax, related to the restructuring /formation of its operations. Geon's share of this charge was $0.8 million pre-tax.

NOTE G - COMPOUND RESTRUCTURING
-------------------------------
In the second quarter of 1999, the Company recorded compound restructuring costs of $1.9 million ($0.6 million of which is recorded as additional depreciation expense) in connection with the consolidation of the Company's compounding manufacturing operations which was announced and began in the fourth quarter of 1998. This plan included the closing of two manufacturing plants and the partial closing of production lines at other manufacturing plants. The total restructuring costs in the second quarter of 1999 include accelerated depreciation of $0.6 million on software assets at the affected sites which were taken out of service during the second quarter of 1999, additional estimated demolition costs of $0.8 million and $0.5 million of professional and consulting fees incurred in connection with the consolidation of the compounding operations. The Company previously recorded $14.6 million related to this plan of consolidation in the fourth quarter of 1998 and $1.7 million in the first quarter of 1999. The Company previously announced that it expected to record additional costs of approximately $6.0 in the second quarter of 1999 versus the $1.9 million noted above. The previous disclosure included an accrual of $4.0 million for the Conroe, Texas powder compounding operation which was anticipated to be closed following the consumation of the transactions with OxyChem. The Conroe facility continues to manufacture powder compound due to strong product demand which requires the production capacity of the Conroe facility. No new date for discontinuation of the Conroe operations has been set. As a result, the anticipated restructuring costs related to the closing of the Conroe facility and the planned elimination of 70 positions have not been recognized. The revised plan of consolidation includes the elimination of approximately 180 positions which were accrued for in the fourth quarter 1998 charge. As of June 30, 1999, 99 of these 180 individuals were terminated. The Company expects all remaining sites and production lines to be closed by the end of 1999, with the exception of one line that is expected to be closed in the first quarter of 2000.

The activity related to the fourth quarter 1998 and first half of 1999 charges for the consolidation of the Company's compounding operations are as follows:

                                                       Fourth        First       Second
                                                      Quarter       Quarter      Quarter
                                                       1998          1999          1999      Nature of Expense
                                                    ------------  -----------  ----------  ---------------------------------
Total charges relating to:
   Employee separation and plant phase-out:
     Asset write-offs                                   $5.3           $0.4      $  -      Non-cash
     Employee separation                                 5.0            0.2         -      Cash
     Site closure costs:
        Demolition                                       3.3             -          0.8    Cash
        Legal and professional fees                      1.0            0.5         0.5    Cash
                                                    ------------  -----------  ----------
                                                        14.6            1.1         1.3
   Depreciation and amortization expense:
     Accelerated depreciation                             -             0.6         0.6    Non-cash, included in
                                                                                           depreciation and amortization
                                                                                           expense
                                                    ------------  -----------  ----------
         Total charges                                  14.6            1.7         1.9
                                                    ------------  -----------  ----------


Activity related to the charges:
     Fourth Quarter 1998:
        Assets written off                              (5.3)           -           -      Non-cash
        Legal and professional fees paid                (0.7)           -           -      Cash
                                                    ------------  -----------  ----------
                                                         8.6            -           -
     First Quarter 1999:
        Assets written off                                -            (0.4)        -      Non-cash
        Employee separation paid                        (0.5)            -          -      Cash
        Accelerated depreciation                          -            (0.6)        -      Non-cash
        Legal and professional fees paid                  -            (0.5)        -      Cash
                                                    ------------  -----------  ----------
            Restructuring accruals at March 31,          8.1            0.2         -
              1999

     Second Quarter 1999:
        Employee separation paid                        (1.8)          (0.2)           -   Cash
        Accelerated depreciation                         -              -          (0.6)   Non-cash, included in
                                                                                           depreciation and amortization
                                                                                           expense
        Legal and professional costs paid               (0.3)           -          (0.1)   Cash

                                                    ------------  -----------  ----------
     Restructuring accruals at June 30, 1999            $6.0          $ -          $1.2
                                                    ============  ===========  ==========

NOTE H - SUBSEQUENT EVENTS
--------------------------
The Geon Company on July 7,1999, pursuant to a previously announced tender offer, through its wholly owned subsidiary (TGC Acquisition Corporation) acquired 13,715,221 shares or approximately 87.9 percent of the outstanding shares of O'Sullivan Corporation (O'Sullivan), a Virginia corporation, for $12.25 per share. Geon plans to proceed with the acquisition of the remaining shares at a special meeting of O'Sullivan's remaining shareholders scheduled for August 23,1999, for the purpose of approving a merger with TGC Acquisition Corporation. O'Sullivan financial results will be included in Geon's consolidated results of operations beginning July 8, 1999.

The acquisition will initially be financed with a combination of available cash on hand and borrowings under existing revolving credit facilities. These credit facilities are unsecured and provide for revolving credit of up to $250 million for general corporate purposes. These facilities expire in May 2000 ($150 million) and December 2001 ($100 million). Geon also utilized $25 million of O'Sullivan's acquired cash to reduce the financing of the transaction. Geon anticipates that the short-term borrowings will be repaid with cash generated through operations and other sources which may include future refinancing.

O'Sullivan, which had sales of $163 million in 1998, is a leading producer of engineered polymer films for the automotive and industrial markets. O'Sullivan has developed particular strengths in engineered vinyl film products.

In addition on July 1, the Company acquired privately held Acrol Holdings Limited (Acrol), headquartered in Widnes, England. Acrol is the United Kingdom's leading formulator of vinyl plastisols, which are plasticized compounds used in applications such as automotive interiors, wallcoverings, and metal and fabric coatings. Acrol is also is a leading distributor of compounding additives, and manufactures a range of specialty polymer-coated textiles. Geon anticipates that Acrol's 1999 sales will be approximately $17 million.

NOTE I - SEGMENT INFORMATION
The Company operates primarily in two business segments, the Performance Polymers & Services segment (PP&S) and the Resin and Intermediates (R&I) segment. Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The elimination of inter-segment sales is primarily for sales from the R&I segment to the PP&S segment, and is included in the Other segment. Certain other corporate expenses and eliminations are also included in the Other segment.

                                                                TOTAL         PP&S        R&I         OTHER
                                                                ------       ------      ------      -------
QUARTER ENDED JUNE 30, 1999:

Net Sales                                                       $296.9       $261.0      $ 45.6       $ (9.7)


Operating income (loss)                                           24.2         28.6        (3.8)        (0.6)
Employee separation and plant phase-out                            1.3          1.3          --           --
Other restructuring costs - accelerated depreciation               0.6          0.6          --           --
Restructuring costs incurred by OxyVinyls                          0.8           --         0.8           --
                                                                ------       ------      ------       ------
Operating income (loss) before restructuring costs                26.9         30.5        (3.0)        (0.6)
Depreciation and amortization (before restructuring)               9.6          7.0         2.6           --
                                                                ======       ======      ======       ======
Operating income (loss) before depreciation, amortization
   and restructuring costs                                      $ 36.5       $ 37.5      $ (0.4)      $ (0.6)
                                                                ======       ======      ======       ======

Total assets                                                    $913.0       $585.6      $243.9       $ 83.5
Investment in equity affiliates included in assets               238.0          4.9       233.1           --
Capital expenditures                                              12.0         10.6         1.4           --
Earnings (loss) of equity affiliates included in operating
   income                                                         (2.1)         0.1        (2.2)          --

QUARTER ENDED JUNE 30, 1998:
Net Sales                                                       $330.7       $215.3      $152.8       $(37.4)
Operating income (loss)                                           14.7         28.4       (13.3)        (0.4)
Depreciation and amortization                                     15.4          7.6         7.7          0.1
                                                                ------       ------      ------       ------
Operating income (loss) before depreciation and
   amortization                                                 $ 30.1       $ 36.0      $ (5.6)      $ (0.3)
                                                                ======       ======      ======       ======

Total assets                                                    $848.9       $490.7      $373.5       $(15.3)
Capital expenditures                                               9.8          4.0         5.8           --
Investment in equity affiliates included in assets                24.4          3.0        21.4           --
Earnings of equity affiliates included in operating income         2.3          0.2         2.1           --

                                                                TOTAL         PP&S        R&I         OTHER
                                                               -------     ----------  ---------    ----------
SIX MONTHS ENDED JUNE 30, 1999:

Net Sales                                                       $622.7       $478.6      $186.8       $(42.7)

Operating income (loss)                                           46.0         51.4        (4.9)        (0.5)
Employee separation and plant phase-out                            2.4          2.4        --           --
Other restructuring costs - accelerated depreciation               1.2          1.2        --           --
Restructuring costs incurred by OxyVinyls                          0.8         --           0.8         --
                                                                ------       ------      ------       ------
Operating income (loss) before restructuring costs                50.4         55.0        (4.1)        (0.5)
Depreciation and amortization (before restructuring)              24.0         13.9        10.1         --
                                                                ------       ------      ------       ------
Operating income (loss) before depreciation, amortization
   and restructuring costs
                                                                $ 74.4       $ 68.9      $  6.0       $ (0.5)
                                                                ======       ======      ======       ======

Capital expenditures                                              22.2         18.2         4.0         --
Earnings (loss) of equity affiliates included in operating
   income                                                         (3.6)         0.1        (3.7)        --

SIX MONTHS ENDED JUNE 30, 1998:

Net Sales                                                       $655.2       $415.7      $315.0       $(75.5)

Operating income (loss)                                           27.4         45.0       (16.8)        (0.8)
Depreciation and amortization                                     29.9         14.5        15.2          0.2
                                                                ------       ------      ------       ------
Operating income (loss) before depreciation and
   amortization                                                 $ 57.3       $ 59.5      $ (1.6)      $ (0.6)
                                                                ======       ======      ======       ======
Capital expenditures                                              16.0          6.6         9.4         --
Earnings of equity affiliates included in operating income         5.4          0.3         5.1         --

NOTE J.  WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:
----------------------------------------------------------------------

                                                                   Quarter ended           Six months ended
                                                                     June 30,                  June 30,
                                                              --------------------------------------------------
(in millions)                                                    1999        1998         1999         1998
                                                              --------------------------------------------------
Weighted-average shares - Basic:
    Weighted-average shares outstanding                            23.7        23.3       23.6         23.3
    Less unearned portion of restricted stock
       awards included in outstanding shares                        (.5)        (.4)       (.4)         (.4)
                                                              --------------------------------------------------
                                                                   23.2        22.9       23.2         22.9
                                                              --------------------------------------------------

Weighted-average shares - Diluted:
    Weighted-average shares outstanding                            23.7        23.3         23.6         23.3
    Plus dilutive impact of stock options and
        stock awards                                                 .7          .3           .6           .3
                                                              --------------------------------------------------
                                                                   24.4        23.6         24.2         23.6
                                                              ==================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As discussed in Note E, the joint venture transactions with OxyChem were completed on April 30, 1999, and the newly formed partnerships began operations. As a result, on April 30, 1999, Geon's North American commodity PVC/VCM operations included in the R&I business segment were contributed to OxyVinyls in exchange for a 24% interest in the joint venture. Financial results through April 30, 1999 include the consolidation of the commodity PVC/VCM operations, after which the earnings of OxyVinyls are reported as earnings from equity affiliates in the R&I business segment.

In addition, as discussed in Note E, Geon and OxyChem also formed the PVC Powder Blends, LP partnership which is 90% owned by Geon. The operations of this partnership are consolidated into Geon, with the 10% OxyChem ownership recorded as a minority interest. Also in conjunction with the joint venture transactions, the Company acquired from OxyChem a PVC engineered flexible vinyl film business and a specialty PVC compound business that is included in the Company's consolidated results.

SECOND QUARTER 1999 RESULTS OF OPERATIONS - TOTAL COMPANY:

Overall, sales in the second quarter of 1999 declined by $33.8 million to $296.9 million as compared to the same period in 1998. The reduction in sales attributable to the contribution of the Company's PVC/VCM operations to OxyVinyls on April 30,1999, thus eliminating the sales of these operations from consolidated sales for May and June of 1999(net of related inter-business sales eliminations) was approximately $80 million which was partially offset by sales of acquired plastisol formulator businesses, businesses acquired in the transactions with OxyChem and sales growth in specialty resins and vinyl compounds. Similarly, year-to-date sales decreased $32.5 million, largely the result of the same factors impacting the quarter. Operating income before special items, was $26.9 million for the quarter, an increase of $12.2 million over the same period a year ago. Both business segments reported increases in operating income before special items in the quarter versus last year. Year-to-date operating income, before special items was $50.4 million, an 85% increase over 1998.

Selling and administrative expenses for the second quarter increased by $2.5 million or 14% from 1998. The acquired businesses and increased costs associated primarily with new business development resulted in a 26% increase in selling and administration expense. This increase was partially offset by a reduction in selling and administrative expenses associated with the R&I segment upon formation of OxyVinyls. Year-to-date selling and administrative expenses increased 21% over 1998 primarily as a result of acquisitions.

Special items recorded in the second quarter of 1999 included a $1.9 million pre-tax charge ($1.1 million after-tax) consisting of $1.3 million employee separation and plant phase-out plus $0.6 million of accelerated depreciation associated with the compound manufacturing asset rationalization, see Note G for further discussion. Second quarter results also included Geon's share or a $0.8 million pre-tax ($0.5 million after-tax) charge recognized by OxyVinyls related to the start-up of operations (see Note F). In addition, the Company recognized a pre-tax gain of $92.9 million ($56.8 million after tax) related to the transactions with OxyChem, for more information refer to Note E. In addition to the items discussed above, year-to-date special items impacting net income include a first quarter charge related to the compound manufacturing asset rationalization of $1.7 million pre-tax ($1.0 million after-tax) and a charge related to the change in accounting for Sunbelt's start-up costs of $2.4 million pre-tax ($1.5 million after-tax).

Other expense declined both for second quarter and year-to-date from 1998 to 1999, due primarily to a reduction in foreign currency losses. The effective income tax rate for the second quarter and year-to-date was 39% in 1999 versus 41% for 1998, reflecting the effect of a change in foreign versus domestic earnings and the effect of permanent differences such as non-deductible goodwill on the lower pre-tax earnings in 1998.

Net income for the quarter was $13.3 million, excluding special items, nearly three times the net income for the corresponding period in 1998 of $4.8 million. Year-to-date net income, before special items was $25.4 million compared to $10.6 million in 1998.

Performance Polymers & Services (PP&S)
--------------------------------------
PP&S sales for the second quarter of 1999 were $261.0 million, an increase of $45.7 million or 21% over 1998. Sales volumes increased approximately 28%, primarily the result of acquired businesses. This volume growth was partially offset by selling prices that averaged 6% below the same period last year. For the first half of 1999, sales were $478.6 million, an increase of $62.9 million over 1998. The additional volume of acquired businesses accounts for the majority of this increase. Average selling prices for the first half of 1999 were approximately 6% lower than 1998.

Operating income for the second quarter, before the restructuring costs of $1.9 million, was $30.5 million, an increase of $2.1 million or 7% over last year. PP&S second quarter 1999 sales margins over raw materials were comparable with second quarter 1998, but down approximately 4% as compared to the first quarter of 1999, as a result of rising raw material costs, changes in product mix and the acquired businesses from OxyChem which consisted of a proportionately lower sales mix. Average plant conversion costs per sales unit decreased approximately one percentage point from the same period last year as a result improved operating efficiencies and the higher sales volumes.

Resin and Intermediates (R&I)
-----------------------------

The year-to-year comparison of operating results in the R&I segment is impacted by the formation of OxyVinyls on April 30, 1999 and the resulting changes in the business' structure. With the formation of OxyVinyls, Geon's exposure to the PVC and chlor-alkali industries changed significantly. The Company now owns 24% of OxyVinyls, a 4.2 billion pound PVC producer, compared with its previous ownership of 100% of 2.4 billion pounds PVC capacity prior to formation. This effectively reduces the Company's exposure to PVC industry fluctuations to approximately half of the pre-OxyVinyls exposure. However, the Company's exposure to fluctuations in caustic soda was increased from approximately 150,000 tons to 380,000 tons with the formation of OxyVinyls. Also, for two months in 1999, the Company's interest in OxyVinyls is reported under the equity method of accounting, whereas prior to this, the Company's PVC/VCM business was consolidated.

The R&I segment loss for the second quarter and first half of 1999 was $3.0 million and $4.1 million, excluding Geon's share of the restructuring charge recognized by OxyVinyls of $0.8 million pre-tax, versus a $13.3 million loss in the second quarter and a $16.8 million loss in the first half of 1998. The earnings improvement is primarily the result of improved PVC industry margins which more than offset the lower earnings from chlorine and caustic soda as chlor-alkali industry pricing is in a cyclical trough.

Equity affiliates included in the R&I segment are Sunbelt, Australian Vinyls Corporation in Australia, and, as of April 30, 1999, OxyVinyls. The second quarter and year-to-date 1999 loss from equity affiliates of $1.3 million and $2.8 million, respectively, (excluding the $0.8 million special charge recognized by OxyVinyls) are primarily the result of the effect of the low chionne and caustic soda price on Sunbelt's earnings, partially offset by earnings of AVC and OxyVinyls.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating and investing activities was $19.1 million, excluding the impact on cash of the OxyChem transactions. For the same period in 1998, operating and investing activities used $9.2 million of cash.

The transactions with OxyChem generated cash of $98.0 million in the first half of 1999, consisting of cash received upon the formation of OxyVinyls of $77.5 million, cash paid for the Acquired Businesses of $27.0 million, collection of $53.1 million of the $62.3 million of R&I working capital retained upon formation of OxyVinyls, and cash payments by Geon for certain costs directly related to the OxyChem transactions. The Company expects to pay $5.9 million for special benefits to former employees who accepted positions with OxyVinyls. In addition, the Company paid $6.0 million of costs directly associated with OxyVinyls formation during the last half of 1998.

Operations provided $0.9 million of cash in 1999, excluding collection of retained R&I working capital, compared with $47.7 million in 1998. The decrease in cash provided is primarily the result of increased operating working capital of $46.2 million in the first half of 1999 as compared to a $16.9 million increase in the first half of 1998. This increase in operating working capital in 1999 resulted from a reduction in the sale of receivables of $30 million, as well as a seasonal increase in operating working capital. Other operating uses of cash in 1999 include approximately $3.5 million of vacation and other benefits paid to former Geon employees who are now with OxyVinyls, $3.4 million of cash payments associated with the compound restructuring and the final payments for early retirement benefits related to the Company's 1997 voluntary retirement program totaling $2.7 million. Loss (income) from equity affiliates was a source of cash in the first half of 1999, primarily as a result of non-cash operating losses of Sunbelt, compared with non-cash income in 1998.

Investing activities, excluding items related to OxyChem transactions included $22.2 million in property additions compared with $16.0 million in 1998. This increase over 1998 is largely attributable to the expansion and modernization of the Henry, Illinois, specialty resin plant that was announced in the fourth quarter of 1998. Total capital expenditures in 1999 are expected to be $55 to $60 million. In addition, net distributions from equity affiliates provided $1.9 million of cash in the first half of 1999, compared with a use of cash of $1.3 million in 1998.

Cash used in financing activities in the first half of 1999 primarily reflects the use of cash generated from the OxyChem transactions to repay short-term borrowings. In addition, the Company paid dividends of $5.9 and repaid $2.0 million of long-term debt. Approximately $1.7 million of long-term debt was repaid prior to its scheduled maturity date to facilitate the transactions with OxyChem.

As discussed in Note H to the Condensed Consolidated Financial Statements, the Company completed the acquisitions of O'Sullivan and Acrol in July 1999. The financing for these acquisitions was obtained through a combination of short-term borrowings, cash on hand, and $25 million of cash acquired with O'Sullivan. Geon anticipates that the short-term borrowings will be repaid with cash generated through operations and other sources The Company believes it has sufficient funds to support dividends, debt service requirements, normal capital and operating expenditures, and expenditures related to expansion of its Henry, Illinois plant, based on projected operations, existing working capital facilities and other available permitted borrowings.

YEAR 2000 (Y2K)

State of Readiness. Since 1997, the Company has been actively involved in surveying, assessing, and correcting Year 2000 ("Y2K") problems with its information technology structure. Geon's information technology structure includes, among others, commercial business information systems, manufacturing information systems, desktop computing networks, and data and communication networks. Geon implemented a new integrated commercial business information system in 1997 which is Y2K compliant and will support the majority of the Company's operations. Following the assessment of its information technology structure, Geon identified its systems that it believed may be vulnerable to Y2K failures and established a program to assess Y2K issues.

The Company's process for evaluating Y2K issues associated with its information technology structure includes completion of a comprehensive inventory of systems which may be vulnerable to Y2K failure; assessment of the business criticality of the inventoried systems; testing of systems determined to be critical to operations; and remediation of those systems found to be noncompliant.

The Company's Y2K efforts are being carried out by Geon's Y2K compliance team under the leadership of the Director of Information Systems and Technology Operations who has assembled a group of seven individuals to oversee the implementation of Geon's Y2K program and has appointed a person at each of Geon's facilities, including those newly acquired, to address Y2K issues. The Y2K compliance team maintains a reporting structure to ensure that progress is made on Y2K issues and to ensure the reliability of risk and cost estimates relating to Y2K problems.

The most critical non-information technology systems, such as automated process control equipment, are relatively new and are being upgraded and maintained with the help of Geon's various suppliers. To date, Geon's investigation of these systems has not revealed any Y2K problems.

In February 1997, Geon completed the installation of a new integrated commercial business information system which is Y2K compliant and will support the majority of Geon's current operations. The purchase and initial installation of Geon's new commercial business information system cost approximately $20 million. Currently, the Company is operating one older information system which has been remediated. As a result of the installation of the new system and its remediation efforts, Geon has completed all of its Y2K work with respect to its commercial business information systems, with the exception of new business acquisitions. The Company is also in the process of remediating all of its technical infrastructure. The most critical non-information technology systems include automated process control equipment and equipment containing embedded chips. These systems are relatively new and are being upgraded with the help of Geon's various suppliers.

The Company has included the businesses acquired from OxyChem in the evaluation and remediation of its systems. The recent (July 1999) acquisitions of O'Sullivan and Acrol were not included in Geon's overall Y2K evaluation processes. Nevertheless, each of these companies had substantially completed a Y2K compliance plan prior to acquisition. Geon is in the process of reviewing and auditing these plans.

Below is a summary of Geon's status in each of our primary areas of evaluation. This summary includes the businesses acquired from OxyChem. The recent acquisitions of Acrol and O'Sullivan are not included in the summary below; however, as previously discussed, these companies have substantially completed Y2K compliance plans prior to acquisition. Geon is in the process of reviewing and auditing these plans.

The Company has completed the inventory and assessment of each category.

       ----------------------------------------------------------------------------------------
                                                                                   EXPECTED
       CATEGORY                               TESTED          REMEDIATED          COMPLETION
       ----------------------------------------------------------------------------------------
       APPLICATION SOFTWARE
             Commercial                        100%              100%              Completed
             Manufacture                       100%              100%              Completed
             Desktop                           100%              100%              Completed
             Research and Development          100%              100%              Completed
       ----------------------------------------------------------------------------------------
       INTEGRATION
             Interfaces                        100%              100%              Completed
             Electronic Data Interchange       100%              100%              Completed
       ----------------------------------------------------------------------------------------
       INFRASTRUCTURE
             Networks, including data
       and communications                      100%              100%              Completed
             Hardware                          100%              100%              Completed
             Software                          100%              100%              Completed
       ----------------------------------------------------------------------------------------
       EXTERNAL ENTITIES
             Customers                         N/A                88%                8/99
             Key Suppliers                     N/A               100%              Completed
             Service Providers                 N/A                95%                8/99
       ----------------------------------------------------------------------------------------
       EMBEDDED SYSTEMS
             Programmable Logic                100%              100%              Completed
       Controllers
       ----------------------------------------------------------------------------------------

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

The Company relies significantly upon third parties in the operation of its business. As a result, as part of Geon's Y2K program, the purchasing and production control department of each operating unit has made, and is making, efforts to determine and assess the Y2K compliance of third parties with which Geon does business. In particular, beginning in 1998, Geon contacted and sent questionnaires to all of its raw material suppliers to obtain information relating to the status of such suppliers with respect to Y2K issues. Such inquiries incorporated the guidelines of the Chemical Manufacturers Association in requesting compliance information. Of its total suppliers, approximately 100 were regarded as critical. Geon has received assurances from 100% of its critical raw material suppliers that they are Y2K compliant as of July 1999. The Company is continuing its efforts (follow-up letters, telephone calls, review of WEB sites, etc.) to determine the status of all remaining non-critical suppliers' Y2K compliance. The Company's compliance assessment of suppliers includes service providers for those services determined to be critical to business operations. In those cases where the Company has been unable to obtain satisfactory assurance of Y2K compliance alternative suppliers are being pursued and/or inventories will be increased prior to year-end, as deemed appropriate. The Company has also sent letters to all of its customers and has received compliance assurances from 88%. Further customer follow-up continues. Due to the uncertainties associated with Y2K problems, Geon continues to develop contingency plans in the event that its business or operations are disrupted on January 1, 2000. As part of this plan, the Company expects to adjust certain inventory levels and mix of products and raw materials consistent with good business practice based upon the risks that Geon believes exist. In addition, Geon is developing a plan that outlines how one facility can compensate for any disruption at another facility due to Y2K problems.

Completion. Geon's internal systems and processes are considered to be Y2K compliant as of July 1999, except for the recent acquisitions of O'Sullivan and Acrol which have substantially completed Y2K compliance plans prior to acquisition. Geon is in the process of reviewing and auditing these plans.

Cost. The Company anticipates incurring total out-of-pocket expenditures of approximately $.75 million on Y2K issues. To date, Geon has incurred out-of-pocket costs of approximately $.5 million on Y2K issues, plus internal personnel time included in the scope of normal operations. Approximately 85% of these funds have been expended in connection with remediation, and 15% of these funds have been expended to replace portions of the information technology structure. The funds used by Geon to address its Y2K problems are from the general business budget, and all such costs are expensed as incurred.

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

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At June 30, 1999, the Company had accruals totaling approximately $44 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1999 are estimated to approximate the level of 1998 which totaled $5.3 million.


CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for protection afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of foward-looking terms, such as "may," "intends," "will," "expects," "anticipates,"
"estimates" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets; (2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM & chlor-alkali industries;
(3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) inability to achieve, or delays in achieving savings related to business consolidation and restructuring programs; (6) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (7) the impact on the North American vinyl markets and supply/demand balance resulting from the economic situation in the Far East; (8) the ability to obtain financing at anticipated rates; (9) unanticipated expenditures required in conjunction with year 2000 compliance;
(10) unanticipated delay in realizing, or inability to realize, expected costs savings from acquisitions; (11) unanticipated costs or difficulties related to completion of proposed transactions or the operation of the joint venture entities; (12) inability to complete proposed transactions; (13) lack of day to day operating control, including procurement of raw material feedstock, of the resin partnership; (14) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company's products; and (15) partial control over investment decisions and dividend distribution policy of the resin partnership.

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

ITEM 1.        LEGAL PROCEEDINGS
               None.

ITEM 2.        CHANGES IN SECURITIES
               Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held a Special Meeting of Stockholders on April 19, 1999. As described in the Special Meeting Proxy Statement the following actions were taken:

               a) Stockholders approved the transactions with OxyChem described in Note E to the Condensed Consolidated Financial Statements included under Item 1 of this Form 10Q by a vote of 16,242,328 in favor and 155,818 against the proposal.
               b) Stockholders approved the adoption of The Geon Company Incentive Stock Plan by a vote of 11,657,482 in favor and 5,912,112 against the proposal.

               The Company held its Annual Meeting of Stockholders on May 6, 1999. As described in the 1999 Proxy Statement, the following action was taken:

               a) The eight nominees for directors were elected. The votes for directors were as follows:

                                                           Number of Shares            Number of Share
                                                              Voted For                 Votes Withheld
                                                           ----------------            ---------------
                     James K. Baker                           20,361,233                   190,134
                     Gale Duff-Bloom                          20,343,173                   208,194
                     J. Douglas Campbell                      20,371,764                   179,603
                     D. Larry Moore                           20,371,664                   179,703
                     William F. Patient                       20,311,987                   239,380
                     R. Geoffrey Styles                       20,371,664                   179,703
                     Thomas A. Waltermire                     20,355,163                   196,204
                     Farah M. Walters                         20,351,564                   199,803

ITEM 5. OTHER INFORMATION:
        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibit 4.1 - Amendment to Sections 2 and 8 of Article I of the By-Laws of the Company

     (b) Exhibit 10.1 - 1999 Incentive Stock Plan as Amended and Restated on May 6, 1999

     (c)  Exhibit 27 - Financial Data Schedule

     (d)  Reports on Form 8-K

          Form 8-K filed on April 1, 1999 announcing the Special Meeting of Stockholders to be held on April 19, 1999.

          Form 8-K filed on April 20, 1999 announcing stockholder approval of the transactions with OxyChem at a Special Meeting of Stockholders held on April 19, 1999.

          Form 8-K filed on April 28, 1999, announcing the intended retirement of Geon's Chairman and CEO, William Patient in August 1999,

          Form 8-K filed on May 7, 1999, announcing the appointment of Thomas Waltermire as CEO.

          Form 8-K filed on May 13, 1999, providing financial statements of OxyChem transferred businesses and pro forma financial information of The Geon Company.

          Form 8-K filed on June 2, 1999 announcing an agreement to acquire the outstanding stock of O'Sullivan Corporation.

          Form 8-K filed on June 24, 1999 announcing the passing of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 with respect to Geon's intended acquisition of O'Sullivan Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 16, 1999                        THE GEON COMPANY



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