Form 10-Q
period 1999-09-30
GEON CO
filed 1999-11-15
CIK 897547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1999. Commission file number 1-11804

THE GEON COMPANY
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1730488 (I.R.S. Employer Identification No.)

One Geon Center, Avon Lake, Ohio (Address of principal executive offices)	44012 (Zip Code)

Registrant’s telephone number, including area code: (440) 930-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

As of October 31, 1999 there were 23,709,164 shares of common stock outstanding. There is only one class of common stock.

Part I. Financial Information

Item 1. Financial Statements

The Geon Company and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Sales	$319.3	$328.0	$942.0	$983.2

Operating costs and expenses:

Cost of sales	263.6	275.8	767.3	844.5

Selling and administrative	23.7	20.8	65.5	55.4

Depreciation and amortization	9.3	14.9	34.5	44.8

Employee separation and plant phase-out	—	—	2.4	—

Income (loss) from equity affiliates	3.3	(1.1)	(.3)	4.3

Operating income	26.0	15.4	72.0	42.8

Interest expense	(5.3)	(4.6)	(12.5)	(12.2)

Interest income	.9	.9	1.5	1.8

Other expense, net	(.5)	(1.4)	(2.7)	(4.1)

Gain on formation of joint ventures	—	—	92.9	—

Income before income taxes and cumulative effect of a change in accounting	21.1	10.3	151.2	28.3

Income tax expense	(8.4)	(4.1)	(58.9)	(11.5)

Income, before cumulative effect of a change in accounting	12.7	6.2	92.3	16.8

Cumulative effect of a change in accounting for start- up costs, net of income tax benefit of $0.9 million	—	—	(1.5)	—

Net income	$12.7	$6.2	$90.8	$16.8

Basic earnings per share of common stock:

Before cumulative effect of a change in accounting	$.54	$.27	$3.96	$.73

Cumulative effect of a change in accounting	—	—	(.06)	—

Basic earnings per share	$.54	$.27	$3.90	$.73

Diluted earnings per share of common stock:

Before cumulative effect of a change in accounting	$.52	$.26	$3.80	$.71

Cumulative effect of a change in accounting	—	—	(.06)	—

Diluted earnings per share	$.52	$.26	$3.74	$.71

Number of shares used to compute earnings per share:

Basic	23.4	23.0	23.3	22.9

Diluted	24.4	23.6	24.3	23.6

Dividends paid per share of common stock	$.125	$.125	$.375	$.375

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The Geon Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	1999	1998

Assets

Current assets:

Cash and cash equivalents	$62.3	$14.4

Accounts receivable, net	138.3	70.8

Inventories	158.2	113.9

Deferred income taxes	28.3	24.6

Prepaid expenses	6.4	11.0

Total current assets	393.5	234.7

Property, net	321.6	443.5

Investment in equity affiliates	242.9	19.8

Goodwill, net	180.6	81.5

Deferred charges and other assets	24.8	22.5

Total assets	$1,163.4	$802.0

Liabilities and Stockholders’ Equity

Current Liabilities:

Short-term bank debt	$218.9	$50.9

Accounts payable	162.3	129.1

Accrued expenses	79.2	76.0

Current portion of long-term debt	.4	.8

Total current liabilities	460.8	256.8

Long-term debt	126.6	135.4

Deferred income taxes	91.5	32.8

Postretirement benefits other than pensions	88.1	85.1

Other non-current liabilities	76.8	77.8

Minority interest in consolidated subsidiary	5.6	—

Total liabilities	849.4	587.9

Stockholders’ equity:

Preferred stock, 10.0 shares authorized, no shares issued	—	—

Common stock, $.10 par, authorized 100.0 shares; issued 28.0 shares in 1999 and 1998	2.8	2.8

Other stockholders’ equity	311.2	211.3

Total stockholders’ equity	314.0	214.1

Total liabilities and stockholders’ equity	$1,163.4	$802.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The Geon Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended,
	September 30,

	1999	1998

Operating activities

Net income	$90.8	$16.8

Adjustments to reconcile net income to net cash used by operating activities:

Gain on formation of joint ventures	(92.9)	—

Employee separation and plant phase-out	2.4	—

Depreciation and amortization	34.5	44.8

Loss (income) from equity affiliates	.3	(4.3)

Provision for deferred income taxes	52.8	3.0

Change in assets and liabilities:

Accounts receivable	(63.7)	35.4

Inventories	(20.5)	9.2

Accounts payable	52.0	(19.9)

Realization of retained working capital of contributed PVC business	61.6	—

Accrued expenses and other	(28.6)	7.2

Net cash provided by operating activities	88.7	92.2

Investing activities

Cash paid for businesses acquired, net of cash acquired	(233.5)	(56.1)

Cash received in conjunction with OxyVinyls formation, net of formation costs paid	67.1	—

Distributions from equity affiliates	3.2	2.3

Purchases of property	(40.5)	(27.0)

Net cash (used) provided by operating and investing activities	(115.0)	11.4

Financing activities

Increase (decrease) in short-term debt	165.2	(35.9)

Repayment of long-term debt	(2.0)	(.5)

Dividends	(8.9)	(8.8)

Proceeds from issuance of common stock	7.1	1.5

Net cash provided (used) by financing activities	161.4	(43.7)

Effect of exchange rate changes on cash	1.5	(1.6)

Increase (decrease) in cash and cash equivalents	47.9	(33.9)

Cash and cash equivalents at January 1	14.4	49.1

Cash and cash equivalents at September 30	$62.3	$15.2

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The Geon Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in Millions, Shares in Thousands)

		Common					Common	Accumulated
		Shares			Additional		Stock	Other Non-
	Common	Held In		Common	Paid-In	Retained	Held In	Owner Equity
	Shares	Treasury	Total	Stock	Capital	Earnings	Treasury	Changes

Three months ended September 30, 1998 and 1999:

Balance June 30, 1998	27,974	4,673	$228.2	$2.8	$294.1	$78.1	$(116.7)	$(30.1)

Non-owner equity changes:

Net income			6.2			6.2

Other non-owner equity changes:

Translation adjustment			(5.3)					(5.3)

Total non-owner equity changes			.9

Stock based compensation and exercise of options		(66)	1.9		(0.1)		1.9	0.1

Cash dividends			(3.0)			(3.0)

Balance September 30, 1998	27,974	4,607	$228.0	$2.8	$294.0	$81.3	($114.8)	($35.3)

Balance June 30, 1999	27,975	4,183	$303.1	$2.8	$293.8	$147.6	$(102.4)	$(38.7)

Non-owner equity changes:

Net income			12.7			12.7

Other non-owner equity changes:

Translation adjustment			1.3					1.3

Total non-owner equity changes			14.0

Stock based compensation and exercise of options		83	(0.1)		2.5		(2.7)	0.1

Cash dividends			(3.0)			(3.0)

Balance September 30, 1999	27,975	4,266	$314.0	$2.8	$296.3	$157.3	$(105.1)	$(37.3)

		Common					Common	Accumulated
		Shares			Additional		Stock	Other Non-
	Common	Held In		Common	Paid-In	Retained	Held In	Owner Equity
	Shares	Treasury	Total	Stock	Capital	Earnings	Treasury	Changes

Nine months ended September 30, 1998 and 1999:

Balance January 1, 1998	27,877	4,700	$223.8	$2.8	$295.8	$73.3	$(118.0)	$(30.1)

Non-owner equity changes:

Net income			16.8			16.8

Other non-owner equity changes:

Translation adjustment			(5.5)					(5.5)

Total non-owner equity changes			11.3

Stock based compensation and exercise of options	97.0	(93)	1.7		(1.8)		3.2	0.3

Cash dividends			(8.8)			(8.8)

Balance September 30, 1998	27,974	4,607	$228.0	$2.8	$294.0	$81.3	$(114.8)	$(35.3)

Balance January 1, 1999	27,974	4,622	$214.1	$2.8	$296.1	$75.4	$(115.1)	$(45.1)

Non-owner equity changes:

Net income			90.8			90.8

Other non-owner equity changes:

Translation adjustment			7.5					7.5

Total non-owner equity changes			98.3

Stock based compensation and exercise of options	1	(356)	10.5		0.2		10.0	0.3

Cash dividends			(8.9)			(8.9)

Balance September 30, 1999	27,975	4,266	$314.0	$2.8	$296.3	$157.3	$(105.1)	$(37.3)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1998. Earnings of equity affiliates have been reclassified from the 1998 presentation and are included in operating income. Certain other amounts for 1998 have been reclassified to conform to the 1999 interim period presentation.

On April 30, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) which included the formation of Oxy Vinyls, LP (OxyVinyls), a limited partnership in which Geon has 24% ownership, the formation of a small powder compounding partnership which is 90% owned by Geon and the acquisition by Geon of OxyChem’s compounding and film operations. Substantially all of Geon’s Resin and Intermediates segment’s (see description of segments in the following paragraph) operating assets and liabilities were contributed to OxyVinyls in this transaction.

Geon’s operations are primarily located in the United States and Canada in two business segments. The “Performance Polymers and Services” (PP&S) segment includes polyvinyl chloride (PVC) compounds, including two 50% owned compound joint ventures, a powder compounding joint venture, specialty resins, plastisol formulators, engineered films, analytical testing services performed by Polymer Diagnostics Inc., and Decillion, a 40% owned joint venture with Owens Corning, Inc. With the completion of the transactions with OxyChem, the PP&S segment includes the acquired compound and engineered film businesses and a powder compounding partnership. In addition, as discussed in Note F, Geon’s PP&S segment has expanded in 1999 with the third quarter acquisitions of O’Sullivan Corporation, Acrol Holdings Ltd. and Dennis Chemical, Inc.

Prior to the formation of OxyVinyls, the “Resin and Intermediates” (R&I) segment included the consolidated results of the Company’s suspension and mass resin and vinyl chloride monomer (VCM) operations, substantially all of which were contributed to OxyVinyls on April 30, 1999. After April 30, 1999, as described in Note E, the R&I segment also includes Geon’s 24% interest in OxyVinyls, accounted for under the equity method of accounting. Also included in the R&I segment are the Company’s 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company’s 37.4% holding in Australian Vinyls Corporation (AVC), an Australian PVC operation. See Note J for further information on the Company’s two business segments.

Note B – Commitments and Contingencies

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. The Company believes that any liability that may finally be determined will not have a material adverse effect on the Company’s consolidated financial position.

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $44 million at September 30, 1999, represents the Company’s best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $14 million. The Company’s estimate of the liability may be revised as new regulations, technologies or additional information is obtained. Additional information related to the Company’s environmental liabilities is included in Note L to the Consolidated Financial Statements included in the Company’s 1998 Annual Report on Form 10K.

Note C — Inventories

Components of inventories at September 30, 1999 and December 31, 1998, are as follows:

	September 30,	December 31,
(Dollars in millions)	1999	1998

Finished products and in-process inventories	$72.8	$94.3

Raw materials and supplies	91.4	34.2

	164.2	128.5

LIFO Reserve	(16.0)	(14.6)

	$158.2	$113.9

Prior to the formation of OxyVinyls, PVC resin and VCM inventories were included primarily in finished products and in-process inventories of the R&I segment. Subsequent to the OxyVinyls formation, these inventories are included in raw materials and supplies of the PP&S segment.

Note D – Change in Accounting Method

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.” The SOP required that unamortized start-up costs be written off at the time of adoption and future start-up costs be expensed as incurred. The Company’s portion of unamortized start-up costs related to the Sunbelt chlor-alkali joint venture totaled $1.5 million, net of an income tax benefit, and was written off as the cumulative effect of a change in accounting on January 1, 1999.

Note E – Transactions with OxyChem

On April 30, 1999, the Company completed certain transactions with OxyChem, which included the formation of OxyVinyls, a manufacturer and marketer of PVC resins. OxyVinyls is the largest producer of PVC resins in North America.

Geon contributed to OxyVinyls five PVC suspension and mass resin plants and one VCM plant as well as related assets and all of the outstanding capital stock of LaPorte Chemicals Corporation, a subsidiary of The Geon Company. In exchange, Geon received a 24% interest in OxyVinyls and OxyVinyls assumed certain liabilities and obligations of Geon, including agreements under which Geon leased a portion of a VCM plant located in LaPorte, Texas, and certain industrial revenue bond debt obligations. OxyChem contributed to OxyVinyls one PVC plant, one VCM plant, a 50% interest in OxyMar, a Texas general partnership that operates a VCM plant, and a chlor-alkali chemical complex, together with related assets. In exchange, OxyChem received a 76% interest in OxyVinyls, and OxyVinyls assumed certain liabilities and obligations of OxyChem, including certain OxyMar debt. For accounting purposes, Geon’s contribution to OxyVinyls is treated as a sale of 76% of its PVC business net assets to OxyChem. Geon accounts for its 24% interest in OxyVinyls under the equity method of accounting.

In other transactions, Geon and OxyChem formed a small powder compounding partnership, PVC Powder Blends LP (Powder Blends), through contribution of net assets by both Geon and OxyChem. Powder Blends manufactures and markets PVC powder compounds and is 90% owned by Geon. OxyChem also transferred to Geon for $27 million a PVC engineered film and pellet compounding plant located in Burlington, New Jersey, and its specialty pellet compound business located in Pasadena, Texas, in addition to inventory and other assets. Powder Blends and the PVC engineered film and specialty pellet compounding businesses are referred to collectively as the “Acquired Businesses.” The Acquired Businesses have been accounted for as a purchase and Geon has recorded the net assets of these businesses at their estimated fair value. The purchase price allocations reflected in these financial statements are preliminary and may be adjusted as estimated fair values of assets acquired and liabilities assumed are finalized. The consolidated financial statements include the operations of these Acquired businesses from April 30, 1999, with a minority interest reflecting OxyChem’s 10% ownership in Powder Blends.

In conjunction with the joint venture transaction, Geon realized approximately $104 million through retention of certain working capital from its businesses contributed to OxyVinyls and the distribution of cash from OxyVinyls. This $104 million is comprised of cash received from OxyChem of $77.5 million and retained working capital of $62.3 million less $27 million paid by Geon to OxyChem for the purchase of the Acquired Businesses and $9.0 million representing Geon’s incremental share of OxyVinyls incremental financing.

The Company has recognized a pre-tax gain of $92.9 million as a result of these transactions, representing the excess of the fair value received (including the realization of the $104 million in cash and retained working capital) over the book value of the 76% and 10% of Geon’s net assets contributed to OxyVinyls and Powder Blends, respectively. This gain is preliminary, subject to, among other things, the finalization of the fair values of the net assets contributed to the respective partnerships. This gain is net of certain one-time costs directly related to the transactions. The following details the computation of the gain:

(Dollars in millions)

Geon’s proportionate share of the estimated fair value of OxyVinyls	$251.0

Cash received	77.5

328.5

Net book value of net assets contributed by Geon	(212.4)

116.1

Ownership percentage sold to OxyChem	76%

Pre-tax gain on formation of OxyVinyls, before transaction related costs	$88.2

Fair value of assets contributed to Powder Blends by OxyChem	$36.0
Geon’s ownership	90%

32.4

Less 10% of the net book value of Geon net assets contributed	(1.9)

Pre-tax gain on formation of Powder Blends, before transaction related costs	$30.5

Pre-tax gain on purchase of net assets of Acquired Businesses representing the preliminary estimate of fair value received in excess of amount paid	$7.1

Total pre-tax gain before transaction related costs	$125.8

Less costs directly associated with the transactions	(32.9)

Total pretax gain	$92.9

The costs incurred which are directly associated with the formation of OxyVinyls and the acquisition of the Acquired Businesses include a one-time payment of $6.4 million to Geon employees that transferred to OxyVinyls, professional fees (legal, accounting, and consulting) of $12.0 million ($6.0 million paid in the last half of 1998 and $6.0 million paid in the first nine months of 1999), pension and post-retirement curtailment and special termination benefits of $9.0 million (to be funded through increased annual contributions to the pension and post-retirement plans over approximately ten years), and the write-off of capitalized software costs specifically related to the management information systems of Geon’s PVC business of $5.5 million.

In conjunction with the transactions above, Geon entered into PVC resin and VCM supply agreements with OxyVinyls under which Geon will purchase a substantial portion of its PVC resin and VCM. The agreements have an initial term of 15 years with renewal options. The Company has also entered into various service agreements with the partnerships.

Pro forma financial information, reflecting the OxyChem transaction as well the acquisition of O’Sullivan Corporation, discussed in Note F is presented in Note G.

Note F – Business Acquisitions

On July 7, 1999, the Geon Company, through a wholly owned subsidiary (TGC Acquisition Corporation) acquired approximately 87.9 percent of the outstanding shares of O’Sullivan Corporation (O’Sullivan), a Virginia corporation, for $12.25 per share. Geon completed the acquisition of the remaining O’Sullivan shares on August 23, 1999, following a special meeting of O’Sullivan shareholders held for the purpose of approving a merger with TGC Acquisition Corporation. O’Sullivan financial results are included in Geon’s consolidated results of operations beginning July 8, 1999.

The O’Sullivan acquisition was initially financed with a combination of available cash on hand and borrowings under existing revolving credit facilities. Geon also utilized $25 million of O’Sullivan’s cash to reduce the financing of the transaction. Geon anticipates that the short-term borrowings will be repaid with cash generated through operations and other sources which may include future refinancing.

O’Sullivan, which had sales of $163 million in 1998 and approximately 950 employees, is a leading producer of engineered polymer films for the automotive and industrial markets. O’Sullivan has developed particular strengths in engineered vinyl film products.

In addition, on July 1, 1999, the Company acquired Acrol Holdings Limited (Acrol) and on September 7, 1999, Geon acquired Dennis Chemical Company, Inc. (Dennis Chemical). Acrol is headquartered in Widnes, England and is the United Kingdom’s leading formulator of vinyl plastisols, which are plasticized compounds used in applications such as automotive interiors, wallcoverings, and metal and fabric coatings. Acrol is also a leading distributor of compounding additives, and manufactures a range of specialty polymer-coated textiles. Dennis Chemical is a custom plastisol formulator of specialty vinyl resins and urethanes and is headquartered in St. Louis, Missouri, with manufacturing facilities in Missouri and California. Acrol and Dennis Chemical had combined revenues in their most recently completed fiscal years of approximately $55 million and have a total of approximately 170 employees.

The acquisitions of O’Sullivan, Acrol and Dennis Chemical have been accounted for under the purchase method of accounting and accordingly, the purchase price has been initially allocated to assets acquired and liabilities assumed based on their estimated fair values. The allocation of purchase price reflected in these financial statements is preliminary. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill which will be amortized over a period of 35 years.

Certain pro forma information, reflecting the O’Sullivan acquisition as well as the OxyChem transactions is presented in Note G.

Note G – Pro Forma Information

The following table sets forth the impact on certain unaudited pro forma financial information for the Company assuming that the transactions with OxyChem (discussed in Note E) and the acquisition of O’Sullivan (discussed in Note F) had occurred as of the beginning of 1998. This pro forma financial information may not be indicative of the actual impact on the results of operations of Geon had these transactions occurred as of the date assumed or the impact of the transactions on future results of operations.

	Increase (decrease) in
	reported amounts
	Nine months ended
	September 30,

(Dollars in millions, except per share data)	1999	1998

Sales	$3.7	$(91.6)
Net income before cumulative effect of a change in accounting	(5.7)	18.9
Net income	(5.7)	18.9

Basic Earnings per share:
Before cumulative effect of a change in accounting	$(0.24)	$0.82
Earnings per share	(0.24)	0.82

Diluted Earnings per share
Before cumulative effect of a change in accounting	$(0.23)	$0.80
Earnings per share	(0.23)	0.80

The 1998 pro forma amounts exclude non-recurring items resulting from these transactions. These non-recurring items include the pre-tax gain of $92.9 million recorded on the closing of the OxyChem transactions, a $3.2 million charge related to the acquired profit on inventory. These items are included in the Company's actual results of operations for the nine months ended September 30, 1999.

Note H – Equity Investment

The following table presents summarized financial information of OxyVinyls as of September 30, 1999 and for the period from its formation on April 30, 1999 through September 30, 1999. As discussed in Note E, the Company owns 24% of OxyVinyls and recognizes 24% of its operating results in earnings under the equity method of accounting.

(Dollars in millions)
Current assets	$378.1

Noncurrent assets	987.9

Total assets	1,366.0

Current liabilities	195.8

Noncurrent liabilities	184.7

Total liabilities	380.5

Partnership capital	$985.5

Net sales	$621.8

Partnership income as reported by OxyVinyls	18.5

Geon’s share of OxyVinyls income (24%)	$4.4

Amortization of difference between Geon’s investment and its underlying share of OxyVinyls equity	0.8

Partnership income as recorded by Geon	$5.2

In the second quarter of 1999, OxyVinyls recorded a charge of approximately $3.2 million pre-tax, related to the restructuring /formation of its operations. Geon’s share of this charge was $0.8 million pre-tax.

Note I — Compound Restructuring

Through June 30, 1999, the Company recorded compound restructuring costs of $3.6 million ($1.2 million of which is recorded as additional depreciation expense) in connection with the consolidation of the Company’s compounding manufacturing operations. This consolidation was announced and began in the fourth quarter of 1998, and includes the closing of a manufacturing plant and the partial closing of production lines at other manufacturing plants. The restructuring costs recognized in 1999 include accelerated depreciation of $1.2 million on software assets at the affected sites (included in depreciation and amortization expense in the income statement), asset write-offs of $0.4 million, demolition costs of $0.8 million, employee severance costs of $0.2 million and $1.0 million of professional and consulting fees incurred in connection with the consolidation of the compounding operations. The Company previously recorded $14.6 million related to this plan of consolidation in the fourth quarter of 1998. The current plan of consolidation includes the elimination of approximately 180 positions which were accrued for in the fourth quarter 1998. As of September 30, 1999, 165 of these 180 positions had been eliminated. At September 30, 1999 all sites and production lines were closed with the exception of one line that is expected to be closed in the first quarter of 2000. Savings from this manufacturing consolidation are estimated at $3 million in 1999 and $8 million annually thereafter.

The activity related to the charges taken in the fourth quarter of 1998 and first six months of 1999 for the consolidation of the Company’s compounding operations are as follows:

	1998	1999	Nature of Expense

Total charges relating to:

Employee separation and plant phase-out:

Asset write-offs	$5.3	$0.4	Non-Cash

Employee separation	5.0	0.2	Cash

Site closure costs:

Demolition	3.3	0.8	Cash

Legal and professional fees	1.0	1.0	Cash

Depreciation and amortization expense:	14.6	2.4

Accelerated depreciation	-	1.2	Non-cash, included in depreciation and amortization expense

Total charges	14.6	3.6

Activity related to the charges:

Fourth Quarter 1998:

Assets written off	(5.3)	-	Non-cash

Legal and professional fees costs paid	(0.7)	-	Cash

	8.6	—

First half of 1999:

Assets written off	-	(0.4)	Non-cash

Employee separation paid	(2.3)	(0.2)	Cash

Accelerated depreciation	-	(1.2)	Non-cash

Legal and professional costs paid	(0.3)	(0.6)	Cash

Restructuring accruals at June 30, 1999	6.0	1.2

Third Quarter 1999:

Employee separation paid	(1.1)	-	Cash

Demolition costs paid	(1.0)	-	Cash

Legal and professional costs paid	-	(0.1)	Cash

Restructuring accruals at September 30, 1999	$3.9	$1.1

Note J – Segment Information

The Company operates in two business segments, the Performance Polymers & Services segment (PP&S) and the Resin and Intermediates (R&I) segment. Historical inter-segment sales were accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The elimination of inter-segment sales was primarily for sales from the R&I segment to the PP&S segment, and was included in the Other segment. Certain other corporate expenses and eliminations are also included in the Other segment.

Operating income of the PP&S segment includes a charge of $3.2 million for acquired profit on inventory relating to the 1999 business acquisitions.

($ in millions)	TOTAL	PP&S	R&I	Other

Quarter ended September 30, 1999:

Net Sales	$319.3	$319.3	$—	$—

Operating income (loss)	26.0	29.5	(1.1)	(2.4)

Charge for acquired profit on inventory	3.2	3.2	—	—

Operating income (loss) before charge for acquired profit on inventory	29.2	32.7	(1.1)	(2.4)

Depreciation and amortization	9.3	9.3	—	—

Operating income before depreciation and amortization and charge for acquired profit on inventory	$38.5	$42.0	$(1.1)	$(2.4)

Total assets	$1,163.4	$887.0	$237.7	$38.7

Investment in equity affiliates included in assets	242.9	5.2	237.7	—

Capital expenditures	18.3	18.3	—	—

Earnings of equity affiliates included in operating income	3.3	—	3.3	—

Quarter ended September 30, 1998:

Net Sales	$328.0	$223.5	$135.0	$(30.5)

Operating income (loss)	15.4	27.9	(11.8)	(0.7)

Depreciation and amortization	14.9	7.6	7.2	0.1

Operating income (loss) before depreciation and amortization	$30.3	$35.5	$(4.6)	$(0.6)

Total assets	$818.5	$484.8	$352.2	$(18.5)

Capital expenditures	11.0	6.4	4.4	0.2

Investment in equity affiliates included in assets	24.4	3.0	21.4	—

Earnings (loss) of equity affiliates included in operating income	(1.1)	0.2	(1.3)	—

(Dollars in millions)	TOTAL	PP&S	R&I	Other

Nine Months ended September 30, 1999:

Net Sales	$942.0	$797.9	$186.8	$(42.7)

Operating income (loss)	72.0	80.9	(6.0)	(2.9)

Employee separation and plant phase-out	2.4	2.4	—	—

Restructuring costs incurred by OxyVinyls	0.8	—	0.8	—

Other restructuring costs — accelerated depreciation	1.2	1.2	—	—

Charge for acquired profit on inventory	3.2	3.2	—	—

Operating income (loss) before restructuring costs and charge for acquired profit on inventory	79.6	87.7	(5.2)	(2.9)

Depreciation and amortization (excluding $1.2 million related to compound restructuring)	33.3	23.2	10.1	—

Operating income before depreciation, amortization, restructuring costs and charge for acquired profit on inventory	$112.9	$110.9	$4.9	$(2.9)

Capital expenditures	$40.5	$36.5	$4.0	$—

Earnings (loss) of equity affiliates included in operating income	(0.3)	0.1	(0.4)	—

Nine Months ended September 30, 1998:

Net Sales	$983.2	$639.2	$450.0	$(106.0)

Operating income (loss)	42.8	72.9	(28.6)	(1.5)

Depreciation and amortization	44.8	22.1	22.4	0.3

Operating income (loss) before depreciation and amortization	$87.6	$95.0	$(6.2)	$(1.2)

Capital expenditures	$27.0	$13.0	$13.8	$0.2

Earnings of equity affiliates included in operating income	4.3	0.5	3.8	—

Note J. Weighted-Average Shares Used in Computing Earnings per Share:

	Quarter ended		Nine months ended
	September 30,		September 30,

(in millions)	1999	1998	1999	1998

Weighted-average shares – Basic:

Weighted-average shares outstanding	23.7	23.4	23.6	23.3

Less unearned portion of restricted stock awards included in outstanding shares	(.3)	(.4)	(.3)	(.4)

	23.4	23.0	23.3	22.9

Weighted-average shares – Diluted:

Weighted-average shares outstanding	23.7	23.4	23.6	23.3

Plus dilutive impact of stock options and stock awards	.7	.2	.7	.3

	24.4	23.6	24.3	23.6

Note K: Subsequent Events:

On November 2, 1999, the Company established a Latin American presence with the purchase of a 50 percent interest in a newly formed polyvinyl chloride (PVC) compounding joint venture with Petroquimica Colombiana S.A. (Petco).

The joint venture, named Geon/Polimeros Andinos S.A., will operate compounding facilities in both Colombia and Venezuela, and it will market PVC compounds primarily in the Andean Pact nations – Bolivia, Colombia, Ecuador, Peru and Venezuela. Sales for the joint venture are anticipated to be approximately $25 million annually. Geon’s investment will include a transfer of its technology to broaden the joint venture’s product offering.

Petco, the largest suspension and specialty PVC resin producer in the Andean Pact region, will be the primary supplier of PVC resins to the compound joint venture. Geon will account for its investment under the equity method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

As The Geon Company pursues its strategy of becoming a much larger Performance Polymers and Services Company, the profile of its business operations has changed significantly in 1999 as discussed below.

As discussed in Note E, the joint venture transactions with OxyChem were completed on April 30, 1999, and the newly formed partnerships began operations. As a result, on April 30, 1999, Geon’s North American commodity PVC/VCM operations included in the R&I business segment were contributed to OxyVinyls in exchange for a 24% interest in the joint venture. Financial results through April 30, 1999 include the consolidation of the commodity PVC/VCM operations, after which Geon’s 24% share of the earnings of OxyVinyls are reported as earnings from equity affiliates in the R&I business segment.

In addition, as discussed in Note E, Geon and OxyChem formed PVC Powder Blends, LP, on April 30, 1999, which is 90% owned by Geon. The operations of this partnership are consolidated into Geon, with the 10% OxyChem ownership recorded as a minority interest. The Company also acquired from OxyChem a PVC engineered flexible vinyl film business and a specialty PVC compound business that is included in the Company’s consolidated results after April 30th.

As discussed in Note F, during the third quarter of 1999, the Company acquired O’Sullivan, Acrol and Dennis Chemical. The post-acquisition results of these acquired companies are included in the Company’s consolidated results of operations.

Results of Operations – Total Company:

Total sales for the third quarter of 1999 were $319.3 million or a decrease of $8.7 million from 1998. This sales change consisted of increased PP&S sales of $95.8 million, driven by acquisitions and organic growth. This growth was offset by the elimination of R&I sales due to the formation of OxyVinyls. The nine month year-to-date sales of $942.0 million include an increase of $158.7 million in PP&S sales over 1998 was offset by five fewer months of R&I segment sales in 1999, resulting in an overall decrease in sales of 4% from 1998 to 1999.

Operating income for the third quarter of 1999 was $26.0 million or $29.2 million before a special charge, noted below, versus $15.4 million in the third quarter of 1998. For the first nine months, operating income was $72.0 million or $79.6 million before special items, compared to $42.8 million in the same period of 1998. Both the PP&S and R&I segments have improved operating income in 1999 versus 1998 for the third quarter and the first nine months.

Third quarter selling and administrative expense increased by $2.9 million from the same period in 1998, primarily due to acquisitions. Year-to-date selling and administrative expense increased $10.1 million, largely the result of the incremental selling and administrative expenses of acquired businesses. Depreciation and amortization decreased from 1998 by $5.6 million and $10.3 million for the third quarter and the first nine months of 1999, respectively, as a result of the contribution of R&I property and equipment to OxyVinyls at formation, net of the additional goodwill amortization on recent acquisitions.

Third quarter 1999 results of operations include a special charge of $3.2 million pre-tax ($2.0 million after-tax) for acquired profit on inventory related to business acquisitions. For the first nine months of 1999, special items also include a $3.6 million pre-tax restructuring charge ($2.1 million after-tax) consisting of $2.4 million employee separation and plant phase-out plus $1.2 million of accelerated depreciation associated with the compound manufacturing asset rationalization (see Note H for further discussion); Geon’s share of a $0.8 million pre-tax charge, ($0.5 million after-tax) recognized by OxyVinyls related to the start-up of operations (see Note G); and a pre-tax gain of $92.9 million ($56.8 million after tax) related to the transactions with OxyChem (see Note E). In addition, the Company recognized a $2.4 million pre-tax charge ($1.5 million after-tax) related to the change in accounting for Sunbelt’s start-up costs (Note D).

Other expense declined both for third quarter and year-to-date from 1998 to 1999, due primarily to a reduction in foreign currency losses. The effective income tax rate for the third quarter of 1999 and 1998 was 39.8%. The year-to-date effective income tax rate was 39% in 1999 versus 40.6% for 1998, reflecting the effect of a change in foreign versus domestic earnings and the effect of permanent differences such as non-deductible goodwill on the lower pre-tax earnings in 1998.

Net income for the quarter was $14.7 million, before special items, more than double the earnings for the same period in 1998 of $6.2 million. Year-to-date net income, before special items was $40.1 million compared to $16.8 million in 1998.

Performance Polymers & Services (PP&S)

PP&S sales for the third quarter of 1999 were $319.3 million, an increase of $95.8 million or 43% over 1998. Sales volumes increased approximately 45% from third quarter of 1998, with approximately 5 percentage points of the volume increase from organic sales growth and the balance from acquired businesses. Organic growth for compounds was led by increased demand for dry blend and rigid profile product, which is primarily used in construction applications. For specialty resins, volume improvements were primarily in carpeting, flooring and formulator customers. Organic formulator sales growth was from increased demand for industrial plastisols, urethanes and vinyl and automotive powders. The volume growth was partially offset by selling prices that averaged 2% below the same period last year. For the first nine months of 1999, sales were $797.9 million, an increase of $158.7 million over the same period in 1998. Sales volumes increased by 28% from 1998 to 1999, with acquired businesses comprising the majority of this increase. Year-to-date average selling prices were approximately 3% lower than 1998.

Operating income for the third quarter of 1999, before a charge of $3.2 million for acquired profit on inventory related to business acquisitions, was $32.7 million, an increase of $4.8 million or 17% over last year, and 7% higher than second quarter 1999. PP&S operating income, before special items, as a percentage of sales was 10.2% for the quarter, versus 11.8% in the second quarter of 1999 and 12.5% in the third quarter of 1998. The decrease as compared to the second quarter was due to reduced margins of average selling prices over raw material costs, particularly in specialty resins. Similarly, the decrease as compared to the third quarter of 1998 was the result of lower margins over raw material costs in both compounds and specialty resins, partially offset by improved manufacturing conversion efficiencies. Year-to-date operating income before special charges increased $14.8 million or 20% from 1998 to $87.7 million. Of this increase, 12 percentage points is attributable to acquisitions. For the first nine months , operating income as a percentage of sales decreased less than half a percentage point to 11% in 1999. The margin of average selling prices over raw material costs was approximately 2% lower than the same period in 1998 and was partially offset by savings associated with the compound manufacturing consolidation, overall business market mix and improved operating efficiencies.

Resin and Intermediates (R&I)

The year-to-year comparison of operating results in the R&I segment is impacted by the formation of OxyVinyls on April 30, 1999 and the resulting changes in the business’ structure. With the formation of OxyVinyls, Geon’s exposure to the PVC and chlor-alkali industries changed significantly. The Company now owns 24% of OxyVinyls, a 4.2 billion pound PVC producer, compared with its previous ownership of 100% of 2.4 billion pounds PVC capacity prior to the contribution of its PVC and VCM operations to OxyVinyls. This effectively reduces the Company’s exposure to PVC industry fluctuations to approximately half of the pre-OxyVinyls exposure. However, the Company’s exposure to fluctuations in caustic soda was increased from approximately 150,000 tons to 380,000 tons annually with the formation of OxyVinyls. The Company’s interest in OxyVinyls is reported under the equity method of accounting. Prior to this, the Company’s PVC/VCM business was consolidated.

The R&I segment operating loss for the third quarter was $1.1 million, an improvement of $3.5 million over the same period in 1998. This improvement reflects an increase in the spread between PVC resin selling prices and ethylene and chlorine costs partially offset by lower chlorine and caustic soda prices and Geon’s increased exposure to the chlor-alkali industry. The PVC resin spreads in the third quarter of 1999 averaged approximately 4.5¢ per pound above the same period in 1998. Geon’s equity earnings from OxyVinyls of $5.1 million was partially offset by Sunbelt losses. For the first nine months of 1999, the R&I segment operating loss was $5.2 million excluding Geon’s share of the restructuring charge recognized by OxyVinyls of $0.8 million pre-tax, versus a $28.6 million loss in the same period of 1998. The earnings improvement is the result of improved PVC industry spreads of approximately 2¢ per pound, partially offset the lower earnings from chlorine and caustic soda as the chlor-alkali industry pricing was in a cyclical trough.

The OxyVinyls partnership was formed in the second quarter of 1999 and initially utilizes Geon’s personnel and systems support. This support will decrease as OxyVinyls develops its own systems and resources to replace the support provided by Geon. The estimated cost of Geon’s internal support continues to be reflected in the R&I business segment. The R&I segment support cost is projected to decrease from third quarter 1999 levels by approximately $2 million per quarter by the first quarter of 2000, as efforts are redirected in support of PP&S segment growth. Further, the “Other” segment includes stranded corporate overhead costs of approximately $1.7 million in the third quarter of 1999. These stranded overhead costs are expected to support and be absorbed by future acquisitions through the end of the year 2000 (i.e., by the year 2001, the “Other” segment would no longer contain stranded overhead costs arising from the Oxy transactions).

Capital Resources and Liquidity

In the first nine months of 1999, net cash used by operating and investing activities was $10.2 million, excluding the impact on cash of the OxyChem transactions of $128.7 and net cash paid for the businesses acquired of $233.5 million. For the same period in 1998, operating and investing activities (excluding net cash paid for businesses acquired) provided $67.5 million of cash.

The transactions with OxyChem generated cash of $128.7 million through September 1999, consisting of cash received upon the formation of OxyVinyls of $77.5 million, collection of $61.6 million of the $62.3 million of R&I working capital retained upon formation of OxyVinyls, less cash payments of $10.4 million for certain costs directly related to the OxyChem transactions. Geon paid $27 million to acquire OxyChem’s engineered film and vinyl compounding businesses.

Operations provided $27.1 million of cash in 1999, before collection of retained R&I working capital, compared with $92.2 million in 1998. The decrease in operating cash flow is primarily the result of the increase in operating working capital of $32.2 million in the first nine months of 1999 versus a decrease of $25.4 million in the same period in 1998, resulting in a year over year decrease in cash provided of $57.6 million. Operating working capital increased in 1999 as a result of a $20 million reduction in sale of receivables and the build-up of working capital of the businesses acquired from OxyChem which had minimal working capital at acquisition. Other uses of cash include cash payments related to the compound restructuring of $5.6 million, final cash payments related to the 1997 voluntary retirement program of $2.7 million, cash payments for incentive programs and to former R&I employees for vacation earned totaling $6.1 million.

Investing activities, excluding items related to OxyChem transactions, included $40.5 million in property additions compared with $27.0 million in 1998. This increase over 1998 is largely attributable to the expansion and modernization of the Henry, Illinois, specialty resin plant that was announced in the fourth quarter of 1998. Total capital expenditures in 1999 are expected to be $55 to $60 million. In addition, net distributions from equity affiliates provided $3.2 million of cash in 1999 compared with $2.3 million in 1998.

Cash provided by financing activities through September 1999 reflects short-term borrowings used to finance business acquisitions. In addition, the Company paid dividends of $8.9 and repaid $2.0 million of long-term debt. Approximately $1.7 million of long-term debt was repaid prior to its scheduled maturity date to facilitate the transactions with OxyChem.

As discussed in Note F to the Condensed Consolidated Financial Statements, the Company completed the acquisitions of O’Sullivan and Acrol in July 1999 and Dennis Chemical in September 1999. The financing for these acquisitions was obtained through a combination of short-term borrowings, cash on hand, and $25 million of cash acquired with O’Sullivan. The Company increased its short-term credit facilities in September 1999, with the addition of a $150 million, non-renewable, revolving credit facility expiring 364 days from origination. Geon anticipates that the short-term borrowings will be repaid with cash generated through operations and other sources which may include future refinancing. The Company believes it has sufficient funds to support dividends, debt service requirements, normal capital and operating expenditures, and expenditures related to expansion of its Henry, Illinois plant, based on projected operations, existing working capital facilities and other available permitted borrowings.

Year 2000 (Y2K)

State of Readiness. Since 1997, the Company has been actively involved in surveying, assessing, and correcting Year 2000 (“Y2K”) problems with its information technology structure. Geon’s information technology structure includes, among others, commercial business information systems, manufacturing information systems, desktop computing networks, and data and communication networks. Geon implemented a new integrated commercial business information system in 1997 which is Y2K compliant and will support the majority of the Company’s operations. Following the assessment of its information technology structure, Geon identified its systems that it believed may be vulnerable to Y2K failures and established a program to assess Y2K issues.

The Company’s process for evaluating Y2K issues associated with its information technology structure includes completion of a comprehensive inventory of systems which may be vulnerable to Y2K failure; assessment of the business criticality of the inventoried systems; testing of systems determined to be critical to operations; and remediation of those systems found to be noncompliant.

The Company’s Y2K efforts are being carried out by Geon’s Y2K compliance team under the leadership of the Director of Information Systems and Technology Operations who has assembled a group of seven individuals to oversee the implementation of Geon’s Y2K program and has appointed a person at each of Geon’s facilities, including those newly acquired, to address Y2K issues. The Y2K compliance team maintains a reporting structure to ensure that progress is made on Y2K issues and to ensure the reliability of risk and cost estimates relating to Y2K problems.

The most critical non-information technology systems, such as automated process control equipment, are relatively new and are being upgraded and maintained with the help of Geon’s various suppliers. To date, Geon’s investigation of these systems has not revealed any Y2K problems.

In February 1997, Geon completed the installation of a new integrated commercial business information system which is Y2K compliant and will support the majority of Geon’s current operations, excluding the acquisitions in the third quarter of 1999. The purchase and initial installation of Geon’s new commercial business information system cost approximately $20 million. As a result of the installation of the new system and its remediation efforts, Geon has completed all of its Y2K work with respect to its commercial business information systems, including the acquisitions of O’Sullivan and Acrol. The Company is in the process of reviewing the Y2K compliance of its most recent acquisition, Dennis Chemical. The Company has substantially completed remediation of its technical infrastructure. The most critical non-information technology systems include automated process control equipment and equipment containing embedded chips. These systems are relatively new and have been upgraded as necessary with the help of Geon’s various suppliers.

The Company has included the businesses acquired from OxyChem in the evaluation and remediation of its systems. The July 1999 acquisitions of O’Sullivan and Acrol had substantially completed a Y2K compliance plan prior to acquisition and Geon has reviewed and audited these plans and found them to be satisfactory. The Company is in the process of reviewing and auditing the Y2K compliance plan of Dennis Chemical (acquired in September 1999).

The Company has completed an inventory, assessment, evaluation, testing and remediation in each of the areas listed below, including the businesses acquired from OxyChem but excluding businesses acquired in the third quarter of 1999 as discussed above.

•	Application software including commercial, manufacturing, desktop and research and development software.

•	Integration interfaces and electronic data interchange interfaces.

•	Infrastructure hardware and software, including data and communication networks.

•	External entities including customers and key material and service suppliers.

•	Embedded systems including programmable logic controllers.

All computing hardware and data networks have been tested and found to be compliant. Further, the Company has identified approximately 50 personal computers with key business applications which have been successfully tested.

In addition to internal resources, the Company has utilized external resources to implement its Y2K program and to ensure that its risk and cost estimates are reliable. Geon has contracted with outside consultants to verify Geon’s assessment of its Y2K problems and to assist it with remediation efforts.

The Company relies significantly upon third parties in the operation of its business. As a result, as part of Geon’s Y2K program, the purchasing and production control department of each operating unit has made, and is making, efforts to determine and assess the Y2K compliance of third parties with which Geon does business. In particular, beginning in 1998, Geon contacted and sent questionnaires to all of its raw material suppliers to obtain information relating to the status of such suppliers with respect to Y2K issues. Such inquiries incorporated the guidelines of the Chemical Manufacturers Association in requesting compliance information. Of its total suppliers, approximately 100 were regarded as critical. Geon has received assurances from 100% of its critical raw material suppliers that they are Y2K compliant. The Company completed its efforts of sending follow-up letters, telephone calls, review of WEB sites, etc. to determine the status of all remaining non-critical suppliers’ Y2K compliance. The Company’s compliance assessment of suppliers includes service providers for those services determined to be critical to business operations. In those cases where the Company has been unable to obtain satisfactory assurance of Y2K compliance alternative suppliers are being pursued and/or inventories will be increased prior to year-end, as deemed appropriate. The Company has also sent letters to all of its customers and has received compliance assurances from 100% of its critical customers. Due to the uncertainties associated with Y2K problems, Geon continues to develop contingency plans in the event that its business or operations are disrupted on January 1, 2000. As part of this plan, the Company may adjust certain inventory levels and mix of products and raw materials consistent with good business practice based upon the risks that Geon believes exist. In addition, Geon has developed a plan that outlines how one facility can compensate for any disruption at another facility due to Y2K problems. Due to the changing production requirements and priorities, this contingency planning process will be ongoing through year-end.

Completion. Geon’s internal systems and processes are considered to be Y2K compliant, except for the recent acquisition of Dennis Chemical, which has substantially completed a Y2K compliance plan prior to acquisition. Geon is in the process of reviewing and auditing this plan.

Cost. The Company anticipates incurring total out-of-pocket expenditures of approximately $.75 million on Y2K issues. To date, Geon has incurred out-of-pocket costs of approximately $0.70 million on Y2K issues, plus internal personnel time included in the scope of normal operations. Approximately 85% of these funds have been expended in connection with remediation, and 15% of these funds have been expended to replace portions of the information technology structure. The funds used by Geon to address its Y2K problems are from the general business budget, and all such costs are expensed as incurred.

Risks. If the Company’s suppliers and customers are not Y2K compliant by January 1, 2000, such noncompliance could materially affect Geon’s business, results of operations, and financial condition. Geon may experience some random or unforeseen supply chain disruptions that may affect its ability to produce and distribute key products. In addition, the Company’s business may be disrupted if a significant number of its customers are unable to pay for products supplied to them by Geon. Geon’s worst case scenario is the inability of Geon to receive raw materials or remove products from its facilities. In order for Y2K problems to have a material effect on Geon, Geon believes that more than one of its facilities would have to experience significant Y2K problems.

Forward-Looking Statements. The data on which the Company bases its belief it will complete its Y2K compliance efforts and the expenses related to Geon’s Y2K compliance efforts are based upon management’s best estimates, which are based on assumptions as to future events, including the availability of certain resources, third party modification plans, and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which Geon relies will be timely converted or that a material failure by a third party, or a conversion that is incompatible with Geon’s systems, would not have a material adverse effect on Geon.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 1999 to approximate $3 million to $5 million. Certain factors that may affect these forward-looking comments are discussed under “Cautionary Note on Forward-Looking Statements”.

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At September 30, 1999, the Company had accruals totaling approximately $44 million to cover potential future environmental remediation expenditures. Environmental remediation expenditures in 1999 are estimated to approximate the level of 1998 which totaled $5.3 million.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for protection afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terms, such as “may,” “intends,” “will,” “expects,” “anticipates,” “estimates,” or the negative thereof or other variations threon or comparable terminology. Actual results could differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company’s markets; (2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM & chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) inability to achieve, or delays in achieving savings related to business consolidation and restructuring programs; (6) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (7) the impact on the North American vinyl markets and supply/demand balance resulting from the economic situation in the Far East; (8) the ability to obtain financing at anticipated rates; (9) unanticipated expenditures required in conjunction with year 2000 compliance; (10) unanticipated delay in realizing, or inability to realize, expected costs savings from acquisitions; (11) unanticipated costs or difficulties related to completion of proposed transactions or the operation of the joint venture entities; (12) inability to complete proposed transactions; (13) lack of day to day operating control, including procurement of raw material feedstock, of OxyVinyls LP; (14) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company’s products; and (15) partial control over investment decisions and dividend distribution policy of OxyVinyls LP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and the Company’s management of the exposure is included in “Management’s Analysis – Consolidated Balance Sheets” in the 1998 Annual Report on 10K under the caption “Market Risk Disclosures.”

Part II -	Other Information

Item 1.	Legal Proceedings None.

Item 2.	Changes in Securities Not Applicable

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibit 27 — Financial Data Schedule

(d) Reports on Form 8-K

Form 8-K filed on July 1, 1999, announcing the acquisition of Acrol Holdings Limited

Form 8-K filed on July 9, 1999, announcing the expiration of the tender offer for O’Sullivan Corporation stock and the acquisition by Geon of approximately 86.3% of the O’Sullivan outstanding shares.

Form 8-K filed on July 22, 1999, announcing the acquisition of O’Sullivan Corporation and the filing of certain financial information.

Form 8-K filed on August 6, 1999, announcing the appointment of Thomas Waltermire as Chairman of the Board.

Form 8-K filed on August 25, 1999, announcing the O’Sullivan shareholders’ approval of a merger with the Geon Company at a special meeting held on August 23, 1999.

Form 8-K filed on September 8, 1999, announcing an agreement to acquire the Dennis Chemical Inc.

Form 8-K/A filed on September 20, 1999, providing required financial information related to the acquisition of O’Sullivan Corporation.

Form 8-K filed on September 22, 1999 announcing the formation of a Latin American joint venture with Petroquimica Colombiana S.A. (Petco) in which the Company will hold a 50% ownership.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 1999

THE GEON COMPANY

/s/ W. D. Wilson

Vice President and Chief Financial Officer, (Principal Financial Officer)

/s/ G. P. Smith

Corporate Controller and Assistant Treasurer (Principal Accounting Officer)