Form 10-K
period 1999-12-31
GEON CO
filed 2000-03-24
CIK 897547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.	Commission file number 1-11804

THE GEON COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	34-1730488

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Geon Center, Avon Lake, Ohio	44012-0122

(Address of principal executive offices)	(Zip-Code)

Registrant’s telephone number, including area code	(440) 930-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 17, 2000 was approximately $476 million. On such date, 23,810,077 of such shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

The Exhibit Index is located herein beginning at sequential page I-1.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS.

The Geon Company (Geon or Company) is a leading North American-based performance polymer products and services company that produces compounds, specialty vinyl resins and formulations, engineered calendered film, and other value-added products and services. Geon is a leader in delivering value to customers through its strengths in polymer technology, manufacturing and supply chain processes, information technology, environmental and safety performance, overall quality and operational excellence. Over the past two years, the Company’s strategy has shifted away from commodity PVC resin production, focusing on performance polymer products and related services. Geon has accomplished this transformation through a series of acquisitions and joint ventures, including the formation of Oxy Vinyls, LP (OxyVinyls), Geon’s partnership with Occidental Chemical Corporation (OxyChem), and the acquisition of O’Sullivan Corporation and five formulator businesses in 1998 and 1999. These transactions are discussed in more detail in Notes C, D, and E to the Consolidated Financial Statements. Financial information for each business segment is included in Note S to the Consolidated Financial Statements.

The Company has 30 manufacturing plants in the United States, Canada, England and Australia. Geon also participates in joint ventures with operations in the United States, Canada, Australia, England, Singapore and Colombia. The Company operates in two business segments: Performance Polymers and Services (PP&S) and Resin and Intermediates (R&I).

Performance Polymers and Services:

The PP&S segment is the platform for Geon’s strategic growth. The superior performance attributes provided by the Company’s technology and enhanced by customer support services differentiate Geon’s polymer products from those of its competitors. The PP&S business segment includes:

•	Compounds. Geon is one of the world’s largest merchant producers of compounded plastics, with an annual capacity of approximately 1.75 billion pounds. Plastic resins are mixed with diverse additives to form a variety of compounds in the form of cubes, pellets and powders. The attributes of the various compounds range from soft and flexible to tough and impact resistant. Geon participates in the following compound markets:

•	custom injection molding — used in appliances, business equipment, telecommunications and pipe fittings;

•	custom profile and dry blend — used in construction and housing applications such as vertical blinds, baseboard molding, institutional railings and windows;

•	wire and cable — used in building and telecommunication applications;

•	custom flexible — used in footwear and medical applications such as intravenous tubing and blood bags; and

•	packaging — used for rigid bottles for containing cosmetics, industrial solvents and oils, and foods such as cooking oils.

Most of Geon's compounds are based on PVC resins. Among suppliers of vinyl compounds Geon is ranked first in combined U.S. and Canadian market share in each of these markets, except for the custom flexible market where the Company generally ranks either first or second depending upon the specific application. In addition to vinyl, Geon also compounds other polymers, including cross linked polyethylene and thermoplastic elastomers. The Company also manufactures plasticizers. Compound products accounted for 62%, 52% and 39% of consolidated revenues in 1999, 1998, and 1997, respectively. Outside of North America, Geon participates in compounding joint ventures in England, Singapore, Australia and Colombia.

•	Specialty resins. Geon is the leading North American producer of specialty dispersion resins, with an annual capacity of approximately 220 million pounds. Specialty resins have a much finer particle size than vinyl suspension resins and, when combined with plastisizers, are soft and flexible. Customers use these resins to make wire and metal coatings (as used in dishwashers), flooring, carpet backing, wall coverings, automotive interiors and consumer goods.

•	Formulators. Geon processes specialty dispersion resins with different additives, such as plastisizers and fillers, to produce liquid or solid plastisol formulations. In addition, the Company produces formulations using urethanes or latex polymers. Customers use these formulations in applications such as filters, gaskets, screen printing inks, decals, clothing, and other coating applications. The primary markets for these formulations are flooring, consumer goods, (such as footwear and gloves) and automotive. Sales of formulator products totaled 11% and 5% of consolidated sales in 1999 and 1998. The Company had no sales of formulator products in 1997.

•	Engineered films. The Company processes flexible compounds into rolls of various-gauge films, a process known as calendering. Geon supplies vinyl and thermoplastic olefin films for interior automotive applications such as dashboard covers and door panels, and for flexible vinyl sheeting products for a variety of applications in the medical, stationery, upholstery, swimming pool liner, and geomembrane markets. Geon entered the engineered film market with the completion of the transactions with OxyChem in the second quarter of 1999, and expanded its market presence and product capabilities with the acquisition of O’Sullivan Corporation in July 1999.

•	Analytical services. Through Polymer Diagnostic, Inc., Geon’s customers can take advantage of the Company’s state-of-the-art research and testing facilities. Geon currently provides customers with analytical and composition testing services for polymers and adhesives.

In addition, the Company owns a 40% interest in Decillion, LLC, a start-up joint venture with Owens Corning Corporation. The venture was established in December 1998 to manufacture and market a new technology based on a glass fiber and PVC system.

Resin and Intermediates:

The R&I business segment produces PVC resins, vinyl chloride monomer (VCM), and chlor-alkali through the following joint ventures:

•	OxyVinyls. This partnership between Geon and OxyChem is North America’s largest producer of PVC resin (4.4 billion pounds of capacity per year) and VCM, and is also a producer of chlorine and caustic soda. The Company owns 24% of this globally-competitive company, to which the Company contributed substantially all of its previous PVC/VCM operations. This 24% interest in OxyVinyls provides Geon the economics of manufacturing PVC resin that roughly approximates the PVC resin needs of the

PP&S segment. In addition, OxyVinyls has the capacity to produce annually 920,000 tons of chlorine and 1,012,000 tons of caustic soda.

•	Sunbelt Chlor-Alkali Partnership (Sunbelt). Geon owns 50% of this joint venture with Olin Corporation. The venture produces 250,000 tons of chlorine and 275,000 tons of caustic soda per year.

•	Australian Vinyls Corporation (AVC). Geon owns 37.4% of this PVC resin and compound joint venture with Orica Limited of Australia.

Competition

      The Company competes with major U.S. chemical manufacturers and diversified compounders, some of which have greater financial resources than the Company. Competition in the industry is based upon many factors, the importance of which vary depending on the specific characteristics of the product and the applicable market. These factors range from product performance and customer and technical support to price and availability.

Performance Polymers and Services Segment:

      There is no single PVC compound market and the manner in which the Company competes varies from market to market. However, in each market the Company competes primarily on the basis of product consistency and customer service in addition to price. In certain PVC compound markets, such as pipe fittings, wire and cable, and bottles, the Company competes with PVC resin manufacturers some of which are listed below under the “Resin and Intermediates Segment” caption. In the markets for higher performance PVC compounds, such as rigid extrusion and injection molding compounds for business equipment, appliances, telecommunications and construction, the Company competes less with traditional PVC manufacturers and more with other non-PVC plastic manufacturers, such as General Electric Company, Bayer AG and The Dow Chemical Company. Although manufacturing margins and prices in these markets tend to be higher and more stable than PVC resin and other compound markets, such areas have higher support requirements comprised of sales, marketing, technical service, customer support and research and development. In the other PVC compound markets (rigid extrusion compounds for custom profiles, window lineals and vertical blinds), the Company competes with other PVC manufacturers and custom compounders.

      In specialty resins, the Company competes primarily with the same North American PVC producers” included in the “Resin and Intermediates ” segment discussion below. Approximately five companies, including Geon and OxyChem account for the majority of specialty resin sales in North America.

      Plastisol formulator competition is characterized by a large number of formulators, most of which are independent, non-public companies. Approximately 10 of these formulators, including Geon, account for the majority of formulator sales in North America.

      Engineered films competition is characterized by a large number of competitors in most of the product markets, with no single manufacturer supplying all markets. Major competitors include: Canadian General Tower, Delphi Automotive Systems, Ellay Corp., Haartz Corp., Intex Plastics Inc., Nanya Plastics Corp., Sandusky Vinyl Products and Vernon Plastics Inc.

Resin and Intermediates Segment:

      With respect to VCM and PVC resins, the Company competes (through its OxyVinyls joint venture) primarily with five major North American PVC producers: Borden Chemicals and Plastics Limited Partnership; Formosa Plastics Corporation U.S.A. (a subsidiary of Formosa Plastic Group, Taipei, Taiwan); Georgia Gulf Corporation; Shintech, Inc. (a subsidiary of Shin Etsu Chemical Co., Ltd., Tokyo, Japan); and The Westlake Group. The key competitive factors are price, product availability and performance. At December 31, 1999, the six largest resin producers (one of which is OxyVinyls) accounted for approximately 90% of the total estimated resin capacity. OxyVinyls is the largest North American producer, with approximately 26% of total resin capacity.

Raw Materials

      The primary raw materials utilized by the Company’s PP&S business segment are PVC resin and VCM. Prior to the formation of OxyVinyls, the Company directly owned and operated manufacturing facilities which supplied the majority of its PVC and VCM requirements. Upon the formation of OxyVinyls on April 30, 1999, the Company contributed substantially all of its PVC/VCM operations to the joint venture, and entered into long-term supply contracts with OxyVinyls, under which the majority of Geon’s PVC and all of its VCM requirements will be supplied. These supply contracts have initial terms of 15 years (expiring in 2013) and have provisions for renewal after the initial contract term. The Company believes the supply agreements will assure availability of PVC resin and VCM, technical development and support and competitively priced PVC resin and VCM. The Company further believes that the pricing under these supply contracts provides PVC resin at a competitive cost to the Company.

Research and Development

      The Company has developed substantial research and development capability. The Company’s efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs. The Company operates a research and development center in Avon Lake, Ohio supporting compounding and specialty resin operations. The laboratory is equipped with state of the art analytical, synthesis, polymer characterization and testing equipment and pilot plants and polymer compounding operations which simulate the production facilities for rapid translation of new technology into new products. In addition, the Company’s subsidiary, Polymer Diagnostics, Inc. conducts research for both the Company and its customers. Also, the engineered films and formulator operations maintain appropriate research and development capabilities at various plant locations.

      Expenditures for Company sponsored product research and product development in 1999, 1998 and 1997 were $18.5 million, $15.0 million and $17.1 million, respectively. Expenditures in 2000 are projected to remain at approximately the same level as in 1999.

Employees

      As of December 31, 1999, the Company had approximately 3,100 employees. The Company has collective bargaining agreements covering approximately 10% of its employees located at various sites. The Company considers its employee relations to be good.

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

      The risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the Company’s plants, as is the case with other companies involved in the PVC industry. There can be no assurance that additional costs and liabilities will not be incurred by the Company in the future. It is also possible that other developments, such as increasingly strict environmental, safety and health laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant emissions or products, could result in additional costs and liabilities to the Company.

      A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of such laws and regulations, or public perception, may have an adverse impact on plastic materials. Although many of the Company’s major markets are in durable, longer-life applications which could reduce the impact of any such environmental regulation, there is no assurance that possible future legislation or regulation would not have an adverse effect on the Company’s business.

      The Company does not believe that there are any new laws which will have a material impact on the industry or the Company’s capital expenditures, cash flow or liquidity.

      The Company conducts a comprehensive occupational safety and health program. Industry data shows that the Company’s safety record is among the best in the chemical industry.

      Additional information about the Company’s environmental liabilities, related expenditures and accruals is included in the Annual Report to Shareholders in “Management’s Discussion and Analysis” under the caption “Environmental Matters” and in Note N to the Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

      The foregoing “Description of the Business” section contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 44 of the Annual Report to Shareholders.

ITEM 2. PROPERTIES.

Corporate Headquarters & Polymer Diagnostics Inc. — Avon Lake, Ohio

Performance Polymers and Services Facilities:

Vinyl Compounding	Specialty Dispersion Resin	Plastisol Formulators	Engineered Films.

Avon Lake, Ohio	Henry, Illinois	Bolton, England	Burlington, New Jersey

Burlington, New Jersey	Pedricktown, New Jersey	Kennesaw, Georgia	Lebanon, Pennsylvania

Conroe, Texas		Los Angeles, California	Newton Upper Falls,

Farmington, New Jersey		Melbourne, Australia	Massachusetts

Long Beach, California		North Baltimore, Ohio	Winchester, Virginia

Louisville, Kentucky		St. Louis, Missouri	Yerington, Nevada

Niagra Falls, Ontario, Canada		Sullivan, Missouri

Orangeville, Ontario, Canada		Sussex, Wisconsin

Pasadena, Texas		Waukesha, Wisconsin

Plaquemine, Louisiana		Widnes, England

St. Remi de Naperville, Quebec, Canada

Terre Haute, Indiana

Valleyfield, Quebec, Canada

Cartagena, Colombia (joint venture)

Melbourne, Australia (AVC joint venture)

Newton, Aycliffe, England (joint venture)

Singapore (joint venture)

Resin and Intermediates Facilities:

OxyVinyls joint venture — various locations in North America
Sunbelt joint venture — McIntosh, Alabama
AVC joint venture — various locations in Australia

ITEM 3. LEGAL PROCEEDINGS.

      In addition to the matters regarding the environment described above under the heading “Environmental, Health and Safety”, there are various pending or threatened claims, lawsuits and administrative proceedings against the Company all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may be finally determined should not have a material effect on the Company’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

Executive Officers of the Company. (Included Pursuant to Instruction 3 to Paragraph (B) of Item 401 of Regulation S-K)

      Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Their ages and positions are as follows:

Name	Age	Position with Company

William F. Patient	65	Retired as Chairman of the Board and Chief Executive Officer in 1999

Thomas A. Waltermire	50	Chairman of the Board, Chief Executive Officer and President

Denis L. Belzile	43	Vice President and General Manager, Specialty Resins and Formulators

Donald P. Knechtges	58	Senior Vice President, Business and Technology Development

V. Lance Mitchell	40	Vice President and General Manager, Compounds

Gregory L. Rutman	57	Vice President, General Counsel and Secretary

W. David Wilson	46	Vice President and Chief Financial Officer

William F. Patient

      Mr. Patient served as Chairman and Chief Executive Officer of Geon from its formation in 1993 until his retirement in mid-1999. Mr. Patient received a degree in Chemical Engineering from Washington University, St. Louis. Prior to the April 1993 Geon Initial Public Offering (IPO) by the BFGoodrich Company (BFG), Mr. Patient served as Senior Vice President of BFG and as President of BFG’s Geon Vinyl Division since May 1989. Prior to joining BFG, Mr. Patient had been associated with Borg-Warner Chemicals since 1962, most recently as Vice President.

Thomas A. Waltermire

      Mr. Waltermire received a B.S. in Biology from Ohio State University in 1971 and an M.B.A. from Harvard University in 1974. Mr. Waltermire joined BFG in June 1974. In April 1993, he became Senior Vice President and Treasurer of the Company, and in October 1993 became Chief Financial Officer. In May 1997, he was appointed Chief Operating Officer, and in February 1998 Mr. Waltermire was named President and Chief Operating Officer. In May 1999, Mr. Waltermire was appointed Chief Executive Officer and in August 1999, was appointed Chairman of the Board.

Denis L. Belzile

      Mr. Belzile received a degree in Chemical Engineering from Universite’ Laval in Quebec City in 1980. Mr. Belzile joined BFG in 1989 and served as a plant manager until Geon’s IPO in 1993, when he assumed the role of Manufacturing Manager for Resins, then advanced to Director of the Specialty Resin Business. In 1998, he was appointed as General Manager of Specialty Resins and in October 1999, was appointed Vice President and General Manager of Specialty Resins and Formulators.

Donald P. Knechtges

      Mr. Knechtges received a B.A. in Chemistry from Marietta College in 1963 and a B.S. in Chemical Engineering from Case Institute of Technology in 1965. Mr. Knechtges joined BFG as an engineer in June 1965 and became Senior Vice President, Commercial in December 1991. In August 1995, Mr. Knechtges was named Senior Vice President, Technology and Business Development.

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

W. David Wilson

      Mr. Wilson received an A.B. in history from DePauw University in 1975, and a Masters Degree in International Management from The American Graduate School of International Management (Thunderbird) in 1977. Mr. Wilson joined BFG in 1978 and served in a variety of financial management positions within the Chemical Group. He was named controller of the Geon Vinyl Division in 1985 and later became Director of Marketing. He served as General Manager for Auseon Limited, Geon’s wholly-owned Australian subsidiary and Director of Business Management for Geon’s Resin Division before being named Vice President and Chief Financial Officer in May 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company’s common stock, $.10 par value per share, is reported on the New York Stock Exchange. The information required under this item appears in the table on page 43 of the Company’s 1999 Annual Report to Stockholders under the caption “Quarterly Data (Unaudited)” and is incorporated herein by reference thereto.

ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this item appears on page 44 of the Company’s 1999 Annual Report to Stockholders under the caption “Selected Financial Data” and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item appears under the caption “Management’s Analysis” on pages 17, 18, 20 through 22, 24 and 26 of the Company’s 1999 Annual Report to Stockholders and is incorporated herein by reference thereto. This report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 44 of the Company’s 1999 Annual Report to Stockholders under the caption “Cautionary Note On Forward-Looking Statements” and such factors are incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.

      The information required by this item is included under the caption “Market Risk Disclosures” on page 22 of the Annual Report to Stockholders, and is incorporated herein by reference thereto. Such information contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 44 of the 1999 Annual Report to Stockholders under the caption “Cautionary Note On Forward-Looking Statements” and such factors are incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item appears on pages 19, 23, 25 and 27 through 45 of the Company’s 1999 Annual Report to Stockholders and is incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information regarding the Directors of the Company is incorporated by reference to the information contained in the Proxy Statement filed on March 14, 2000 with respect to the 2000 Annual Meeting of Stockholders. Information concerning executive officers of the Company is contained in Part I of this Report under the heading “Executive Officers of the Company”.

ITEM 11. EXECUTIVE COMPENSATION.

      The information regarding executive compensation is incorporated by reference to the information contained in the Proxy Statement filed on March 14, 2000 with respect to the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the Proxy Statement filed on March 14, 2000 with respect to the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information regarding certain relationships and related transactions is incorporated by reference to the information contained in the Proxy Statement filed on March 14, 2000 with respect to the 2000 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1) and (2) and (d) — The response to these portions of Item 14 are submitted as a separate section of this Report beginning on page F-1 of this Report.

      (a)(3) and (c) — An index of Exhibits filed as part of this Report is located beginning on page I-1 of this Report.

      (b) Reports on Form 8-K Filed in the Fourth Quarter of 1999: None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

THE GEON COMPANY

By: /s/ GREGORY L. RUTMAN
—————————————
Gregory L. Rutman
Vice President, General Counsel and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2000.

Signature		Title

/s/THOMAS A. WALTERMIRE —————————————— Thomas A. Waltermire		Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/W. DAVID WILSON —————————————— W. David Wilson		Vice President and Chief Financial Officer (Principal Financial Officer)

/s/GREGORY P. SMITH —————————————— Gregory P. Smith		Corporate Controller (Principal Accounting Officer)

/s/JAMES K. BAKER ——————————————	Director
James K. Baker

/s/GAIL DUFF-BLOOM ——————————————	Director	/s/D. LARRY MOORE ——————————————	Director
Gale Duff-Bloom		D. Larry Moore

/s/J. DOUGLAS CAMPBELL ——————————————	Director	/s/WILLIAM F. PATIENT ——————————————	Director
J. Douglas Campbell		William F. Patient

/s/R. GEOFFREY P. STYLES ——————————————	Director	/s/FARAH M. WALTERS ——————————————	Director
R. Geoffrey P. Styles		Farah M. Walters

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2) AND (d)

INDEX OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 1999

THE GEON COMPANY

ITEM 14(a)(1) AND (2) AND 14(d)

THE GEON COMPANY AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Geon Company and Subsidiaries, included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 1999, filed as Exhibit 13.1 to this Form 10-K are incorporated by reference in Item 8.

Consolidated statements of income — Years ended December 31, 1999, 1998 and 1997.

Consolidated balance sheets — December 31, 1999 and 1998.

Consolidated statements of cash flows — Years ended December 31, 1999, 1998 and 1997.

Consolidated statements of stockholders’ equity — Years ended December 31, 1999, 1998 and 1997.

Notes to consolidated financial statements — December 31, 1999.

Quarterly data (unaudited) — Years ended December 31, 1999 and 1998.

Report of Independent Auditors

The following financial statements of subsidiaries not consolidated and 50% or less owned persons filed as Exhibit 13.2 to this Form 10-K are incorporated by reference in Item 14(d):

Consolidated financial statements of Oxy Vinyls, LP from inception through December 31, 1999.

The following consolidated financial statement schedule for the Registrant and its subsidiaries is included in Item 14(d):

Schedule II Page F-3 Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

THE GEON COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in millions)

		Charged	Charged
	Balance at	to Costs	to Other			Other	Balance
	Beginning	and	Accounts	Other		Additions	at End of
	of Period	Expenses	(C)	Deductions		(D)	Period

Year Ended December 31, 1999

Reserves for doubtful accounts	$4.5	$(1.3)	$—	$(.8	)(A)	$1.4	$3.8

Accrued liabilities for environmental matters	45.9	1.7	.1	(6.4	)(B)	2.8	44.1

Year Ended December 31, 1998

Reserves for doubtful accounts	$3.9	$.2	$(.2)	$(.1	)(A)	$0.7	$4.5

Accrued liabilities for environmental matters	51.0	2.4	(2.2)	(5.3	)(B)	—	45.9

Year Ended December 31, 1997

Reserves for doubtful accounts	$2.7	$(.7)	$—	$(.1	)(A)	$2.0	$3.9

Accrued liabilities for environmental matters	27.2	2.4	—	(3.6	)(B)	25.0	51.0

Notes:
(A)	- Accounts charged off

(B)	- Represents cash payments during the year

(C)	- Translation adjustments

(D)	- Represents the additional reserves related to businesses acquired on the date of acquisition.

THE GEON COMPANY
INDEX TO EXHIBITS
(Item 14(a)(3))

Exhibit	Description	Page

3(i)	Restated Certificate of Incorporation	(c)

3(ii)	Amended and Restated By-Laws	(a)

4	Instruments defining rights of security holders, including indentures:	(c)

4.1	Specimen Common Stock Certificate	(c)

4.2	Rights Agreement, dated May 28, 1993, between the Company and Bank of New York, as Rights Agent	(c)

4.3	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee	(c)

10	Material Contracts:

10.1	Incentive Stock Plan, as amended and restated through November 4, 1998 (1)	(f)

10.2	1995 Incentive Stock Plan, as amended and restated through November 4, 1998 (1)	(f)

10.3	1998 Interim Stock Award Incentive Stock Plan, as amended and restated through November 4, 1998 (1)	(f)

*10.4	1999 Incentive Stock Plan (1)

10.5	Benefit Restoration Plan (Section 415) (1)	(c)

10.6	Benefit Restoration Plan (Section 401(a)(17)) (1)	(c)

10.7	Senior Executive Management Incentive Plan (1)	(c)

10.8	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended (1)

10.9	Form of Management Continuity Agreement (1)	(c)

10.10	U.S. $130 million (amended to $150 million) Credit Agreement dated as of August 16, 1994 among the Company and Citibank, N.A. as Agent and NationsBank of North Carolina, N.A. as Co-Agent	(c)

10.10a	Amendment to the aforesaid Credit Agreement	(c)

I-1

Exhibit	Description	Page

10.10b	Amendment Number 2 to the aforesaid Credit Agreement	(c)

10.10c	Amendment Number 3 to the aforesaid Credit Agreement	(c)

10.11	U.S. $85 million Third Amended and Restated Trade Receivables Purchase and Sale Agreement among the Company, CIESCO, L.P., Corporate Receivables Corporation and Citicorp N.A., Inc. as Agent, dated July 31,1997	(d)

10.14	Amended and Restated Instrument Guaranty dated as of December 19, 1996	(c)

10.15	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company	(c)

10.16	Amended and Restated Assumption of Liabilities and indemnification Agreement dated March 1 1993 and amended and rested April 27, 1993	(c)

10.17	CDN $135 Million Credit Agreement Between 1250828 Ontario Inc. and Canadian Imperial Bank of Commerce, dated October 27, 1997	(d)

10.17a	Guaranty related to aforesaid Credit Agreement, dated October 27, 1997	(d)

10.17b	Guaranty related to aforesaid Credit Agreement, dated October 30, 1997	(d)

10.18	Partnership Agreement, by and between 1997 Chloralkali Venture Inc., and Olin Sunbelt, Inc.	(b)

10.18a	Amendment to aforesaid Partnership Agreement (Section 5.03 of Article 5)	(d)

10.18b	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)	(d)

10.19	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company	(b)

10.20	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand	(b)

10.21	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secure Senior Notes Due 2017, dated December 22.1997	(d)
10.22	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Company	(e)

10.23	Limited Partnership Agreement of OxyVinyls, LP	(g)

10.24	Asset Contribution Agreement - PVC Partnership (Geon)	(g)

10.25	Parent Agreement (Oxy Vinyls, LP)	(g)

10.26	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement	(g)

*13.1	Annual Report to Stockholders for the Year Ended December 31, 1999

*13.2	Consolidated Financial Statements of Oxy Vinyls, LP and Subsidiaries

*21	Subsidiaries

*23.1	Consent of Independent Auditors — Ernst & Young LLP

*23.2	Consent of Independent Auditors — Arthur Andersen LLP

*27	Financial Data Schedule

*	Filed herewith

I-2

(1)	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrants may be participants.

(a)	Incorporated by reference to the corresponding Exhibit filed with the Registrant’s Form 10-Q for the Quarter Ended June 30, 1996.

(b)	Incorporated by reference to the corresponding Exhibit filed with the Registrant’s Form 10-Q for the Quarter Ended September 30, 1996.

(c)	Incorporated by reference to the corresponding Exhibit filed with the Registrants Form 10-K for the Year Ended December 31, 1996.

(d)	Incorporated by reference to the corresponding Exhibit filed with the Registrants Form 10-K for the Year Ended December 31, 1997.

(e)	Incorporated by reference to the corresponding Exhibit filed with the Special Meeting Proxy dated March 30, 1999.

(f)	Incorporated by reference to the corresponding Exhibit filed with the Registrant’s Form 10-K for the Year Ended December 31, 1998.

(g)	Incorporated by reference to the corresponding Exhibit filed with the Registrant’s Form 8-K filed on May 13, 1999.

(h)	Incorporated by reference to the corresponding Exhibit filed with the Registrant’s Form 10-Q for the Quarter Ended

I-3