Form 10-Q
period 2000-03-31
GEON CO
filed 2000-05-15
CIK 897547

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          ----------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTERLY PERIOD ENDED MARCH 31, 2000. COMMISSION FILE NUMBER 1-11804


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

As of April 30, 2000 there were 23,832,625 shares of common stock outstanding. There is only one class of common stock.

Part I.  Financial Information
Item I.  Financial Statements

                               THE GEON COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                                March 31,
                                                                        -----------------------
                                                                         2000             1999
                                                                        ------           ------
Sales                                                                   $345.5           $325.8
Operating costs and expenses:
    Cost of sales                                                        300.8            264.7
    Selling and administrative expenses                                   24.2             21.7
    Depreciation and amortization                                          9.5             15.0
Employee separation and plant phase-out                                   --                1.1
Income (loss) from equity affiliates                                      18.7             (1.5)
                                                                        ------           ------
Operating income                                                          29.7             21.8
Interest expense                                                          (7.0)            (3.6)
Interest income                                                            0.5              0.3
Other income (expense), net                                               (0.6)            (0.4)
                                                                        ------           ------

Income before income taxes and cumulative effect of
    a change in accounting                                                22.6             18.1

Income tax expense                                                        (8.8)            (7.0)
                                                                        ------           ------

Income, before cumulative effect of a change in accounting                13.8             11.1
Cumulative effect of change in accounting, net of income
    tax benefit of $0.9 million                                           --               (1.5)
                                                                        ------           ------

Net income                                                              $ 13.8           $  9.6
                                                                        ======           ======

Basic earnings per share of common stock:
    Basic earnings per share before cumulative effect of
       accounting change                                                $ 0.59           $ 0.48
    Cumulative effect of change in accounting for start-up costs          --               (.06)
                                                                        ------           ------
    Basic earnings per share                                            $ 0.59           $ 0.42
                                                                        ======           ======

Diluted earnings per share of common stock:
    Diluted earnings per share before cumulative effect of
       accounting change                                                $ 0.57           $ 0.46
    Cumulative effect of change in accounting                             --               (.06)
                                                                        ------           ------
    Diluted earnings per share                                          $ 0.57           $ 0.40
                                                                        ======           ======

Number of shares used to compute earnings per share:
    Basic                                                                 23.5             23.1
    Diluted                                                               24.2             24.0

Dividends paid per share of common stock:                               $0.125           $0.125

                     See Accompanying Notes to the Unaudited
                   Condensed Consolidated Financial Statements

                             THE GEON COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                March 31,
                                                                  2000         December 31,
                             ASSETS                            (Unaudited)         1999
                                                               -----------     ------------
Current assets:
Cash and cash equivalents                                        $   40.4        $   51.2
Accounts receivable, net                                            142.0           105.4
Inventories                                                         169.5           168.2
Deferred income taxes                                                27.8            27.2
Prepaid expenses                                                      6.1             5.7
                                                                 --------        --------
    Total current assets                                            385.8           357.7
Property, net                                                       342.5           338.4
Investment in equity affiliates                                     273.8           265.1
Goodwill and other intangible assets, net                           176.0           183.1
Deferred charges and other assets                                    18.8            18.3
                                                                 --------        --------
      Total assets                                               $1,196.9        $1,162.6
                                                                 ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                             $  256.1        $  222.0
Accounts payable                                                    140.5           148.3
Accrued expenses                                                     57.6            70.0
Current portion of long-term debt                                      .4              .4
                                                                 --------        --------
    Total current liabilities                                       454.6           440.7
Long-term debt                                                      130.7           130.9
Deferred income taxes                                               115.1           106.5
Postretirement benefits other than pensions                          83.7            83.9
Other non-current liabilities                                        60.8            60.2
Minority interest in consolidated subsidiary                          6.2             5.7
                                                                 --------        --------
    Total liabilities                                               851.1           827.9
Stockholders' equity:
Preferred stock, 10.0 shares authorized, no shares issued            --              --
Common stock, $.10 par, authorized 100.0 shares;
  issued 28.0 shares in 1999 and 1998                                 2.8             2.8
Other stockholders' equity                                          343.0           331.9
                                                                 --------        --------
    Total stockholders' equity                                      345.8           334.7
                                                                 --------        --------
      Total liabilities and stockholders' equity                 $1,196.9        $1,162.6
                                                                 ========        ========

                     See Accompanying Notes to the Unaudited
                   Condensed Consolidated Financial Statements

                        THE GEON COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             2000          1999
                                                            ------        ------
OPERATING ACTIVITIES
     Net income                                             $ 13.8        $  9.6
     Adjustments to reconcile net income to net
       cash used by operating activities:
         Employee separation and plant phase-out              --             1.1
         Depreciation and amortization                         9.5          15.0
         (Income) loss from equity affiliates                (18.7)          1.5
         Provision for deferred income taxes                   8.5           3.4
         Change in assets and liabilities:
             Accounts receivable                             (36.6)        (41.7)
             Inventories                                      (1.4)         (4.3)
             Accounts payable                                 (7.8)          1.6
             Accrued expenses and other                      (13.3)         (5.5)
                                                            ------        ------
     Net cash used by operating activities                   (46.0)        (19.3)

INVESTING ACTIVITIES
     Purchases of property                                    (6.3)        (10.2)
     Investment in and advances to equity affiliates          10.0           3.4
                                                            ------        ------
NET CASH USED BY OPERATING AND INVESTING ACTIVITIES          (42.3)        (26.1)

FINANCING ACTIVITIES
     Increase in short-term debt                              34.1          26.2
     Repayment of long-term debt                              --            (2.0)
     Dividends                                                (3.1)         (2.9)
     Proceeds from issuance of common stock                    0.5           0.8
                                                            ------        ------
     Net cash provided by financing activities                31.5          22.1


EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --             0.1
                                                            ------        ------

DECREASE IN CASH AND CASH EQUIVALENTS                        (10.8)         (3.9)

CASH AND CASH EQUIVALENTS AT JANUARY 1                        51.2          14.4
                                                            ------        ------

CASH AND CASH EQUIVALENTS AT MARCH 31                       $ 40.4        $ 10.5
                                                            ======        ======

                    See Accompanying Notes to the Unaudited
                   Condensed Consolidated Financial Statements

                                               THE GEON COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                           (Dollars in Millions, Shares in Thousands)

                                                 COMMON                                                  COMMON    ACCUMULATED
                                                  SHARES                         ADDITIONAL               STOCK     OTHER NON-
                                        COMMON   HELD IN                COMMON    PAID-IN    RETAINED    HELD IN   OWNER EQUITY
                                        SHARES   TREASURY     TOTAL     STOCK     CAPITAL    EARNINGS   TREASURY     CHANGES
                                        ---------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1999                 27,974     4,622     $214.1      $2.8      $296.1      $75.4     (115.1)      $(45.1)
Non-owner equity changes:
   Net income                                                   9.6                              9.6
   Other non-owner equity changes:
     Translation adjustment                                     1.5                                                       1.5
                                                             ------
Total non-owner equity changes                                 11.1
Stock based compensation and exercise
  of options                                        (161)       2.1                  (2.8)                  4.8          0.1
Cash dividends                                                 (2.9)                            (2.9)
                                        ---------------------------------------------------------------------------------------
BALANCE MARCH 31, 1999                  27,974     4,461     $224.4      $2.8      $293.3      $82.1    $(110.3)      $(43.5)
                                        =======================================================================================


BALANCE JANUARY 1, 2000                 27,974     4,245     $334.7      $2.8      $297.3     $168.3    $(104.5)      $(29.2)
Non-owner equity changes:
   Net income                                                  13.8                             13.8
   Other non-owner equity changes:
     Translation adjustment                                    (0.6)                                                    (0.6)
                                                             ------
Total non-owner equity changes                                 13.2
Stock based compensation and exercise
  of options                              --        (119)       1.0                  (2.2)                  3.1          0.1
Cash dividends                                                 (3.1)                            (3.1)
                                        ---------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000                  27,974     4,126     $345.8      $2.8      $295.1     $179.0    $(101.4)      $(29.7)
                                        =======================================================================================

                     See Accompanying Notes to the Unaudited
                   Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
-----------------------------
The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

On April 30, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) which included the formation of Oxy Vinyls, LP (OxyVinyls), a limited partnership in which Geon has 24% ownership, the formation of a small powder compounding partnership which is 90% owned by Geon and the acquisition by Geon of OxyChem's compounding and film operations. Substantially all of Geon's Resin and Intermediates segment's (see description of segments in the following paragraph) operating assets and liabilities were contributed to OxyVinyls in this transaction. In addition, the Company completed the acquisitions of O'Sullivan Corporation (O'Sullivan), Acrol Holdings Limited (Acrol) and Dennis Chemical Company, Inc. (Dennis Chemical) in 1999. These transactions, which are described in detail in the Company's 1999 Annual Report on Form 10-K, impact the comparability of financial statements.

Geon's operations are primarily located in the United States and Canada in two business segments. The "Performance Polymers and Services" (PP&S) segment includes compounds, including three 50% owned compound joint ventures, a 90% owned powder compounding joint venture, specialty resins, formulators, engineered films, analytical testing services performed by Polymer Diagnostics Inc., and Decillion, a 40% owned joint venture with Owens Corning, Inc.

Prior to the formation of OxyVinyls, the "Resin and Intermediates" (R&I) segment included the consolidated results of the Company's suspension and mass resin and vinyl chloride monomer (VCM) operations, substantially all of which were contributed to OxyVinyls on April 30, 1999. After April 30, 1999, the R&I segment also includes Geon's 24% interest in OxyVinyls, accounted for under the equity method of accounting. Also included in the R&I segment are the Company's 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company's 37.4% holding in Australian Vinyls Corporation (AVC), an Australian PVC and compound operation. See Note G for further information on the Company's two business segments.

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

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $43 million at March 31, 2000, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $15 million. The Company's estimate of the liability may be revised as new regulations, technologies or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note N to the Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10K.


NOTE C - INVENTORIES
--------------------
Components of inventories are as follows:

                                                      March 31,
(Dollars in millions)                                   2000            December 31, 1999
                                                      ---------         -----------------
Finished products and in-process inventories           $100.3                $ 96.3
Raw materials and supplies                               93.3                  92.0
                                                       ------                ------
                                                        193.3                 188.3
LIFO Reserve                                            (24.1)                (20.1)
                                                       ------                ------
                                                       $169.5                $168.2
                                                       ======                ======

NOTE D - CHANGE IN ACCOUNTING METHOD
------------------------------------
Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." The SOP required that unamortized start-up costs be written off at the time of adoption and future start-up costs be expensed as incurred. The Company's portion of unamortized start-up costs related to the Sunbelt chlor-alkali joint venture totaled $1.5 million, net of an income tax benefit, and were written off as a cumulative effect of a change in accounting on January 1, 1999.

NOTE E - INVESTMENT IN EQUITY AFFILIATE
---------------------------------------
The following table presents summarized balance sheet information of OxyVinyls as of March 31, 2000 and December 31, 1999 and summarized results of operations for the first quarter of 2000 (there were no operations in the first quarter of 1999). The Company owns 24% of OxyVinyls and recognizes 24% of its operating results in earnings under the equity method of accounting.

                                                                       March 31,     December 31,
      (Dollars in millions)                                              2000            1999
                                                                       ---------     ------------
      Current assets                                                    $  403.3       $  367.7
      Noncurrent assets                                                    984.4        1,021.1
                                                                        --------       --------
         Total assets                                                    1,387.7        1,388.8
                                                                        --------       --------

      Current liabilities                                                  207.7          272.0
      Noncurrent liabilities                                               120.5          102.5
                                                                        --------       --------
         Total liabilities                                                 328.2          374.5
                                                                        --------       --------

      Partnership capital                                               $1,059.5       $1,014.3
                                                                        ========       ========

                                                                      Three months
                                                                      ended March
                                                                        31, 2000
                                                                      ------------
      Net Sales                                                         $  493.7
      Operating Income                                                      81.4

      Partnership income reported by OxyVinyls                              79.4
          Geon's ownership of OxyVinyls                                   X   24%
                                                                        --------
      Geon's share of OxyVinyls' earnings                                   19.1
      Amortization of the difference between Geon's investment
           and its underlying share of OxyVinyls' equity                     0.1
                                                                        --------
      Earnings of equity affiliate recorded by Geon                     $   19.2
                                                                        ========

NOTE F - EMPLOYEE SEPARATION AND PLANT PHASE-OUT
------------------------------------------------
As more fully discussed in the Company's 1999 Annual Report to Stockholders, during 1999, the Company recorded net employee separation and plant phase-out charges totaling $0.5 million plus $1.2 million of additional depreciation expense related to the consolidation of its compounding operations, which began in the fourth quarter of 1998. The plan included the closure of two manufacturing facilities and the partial closing of manufacturing lines at other plants. The consolidation resulted in the write-off of software, machinery and equipment; separation costs associated with the elimination of 201 positions; and costs associated with demolition and lease termination. As of December 31, 1999, all 201 positions had been eliminated and all manufacturing lines and facilities had been closed. During the first quarter of 2000, the Company paid approximately $0.8 million related of site demolition costs and $0.8 million of employee separation costs. At March 31, 2000, the Company has remaining accruals related to the compound restructuring totaling $1.1 million which are expected to be paid for employee separation and site demolition costs by the end of 2000.

NOTE G - SEGMENT INFORMATION
----------------------------
The Company operates primarily in two business segments, the Performance Polymers & Services segment (PP&S) and the Resin and Intermediates (R&I) segment. The accounting policies of each business segment are consistent with those described in the "Summary of Significant Accounting Policies." Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The elimination of inter-segment sales revenue is for sales from the R&I segment to the PP&S segment prior to the formation of OxyVinyls and is included in the "Other" segment. Certain other corporate expenses and eliminations are also included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, sales of accounts receivable and certain other assets not identified with a specific segment are included in the "Other" segment.

(Dollars in millions)                                                     TOTAL          PP&S           R&I           OTHER
                                                                        --------        ------        ------         ------
QUARTER ENDED MARCH 31, 2000:

Net Sales                                                               $  345.5        $345.5        $ --           $ --


Operating income (loss)                                                     29.7          17.2          16.5           (4.0)
Depreciation and amortization                                                9.5           9.5          --             --
                                                                        --------        ------        ------         ------
Operating income before depreciation and amortization                   $   39.2        $ 26.7        $ 16.5         $ (4.0)
                                                                        ========        ======        ======         ======

Total assets                                                            $1,196.9        $930.2        $269.7         $ (3.0)
Capital expenditures                                                         6.3           6.3          --             --


(Dollars in millions)                                                     TOTAL          PP&S           R&I           OTHER
                                                                        --------        ------        ------         ------
QUARTER ENDED MARCH 31, 1999:

Net Sales                                                               $  325.8        $217.6        $141.2         $(33.0)

Operating income (loss)                                                     21.8          22.8          (1.1)           0.1
Employee separation and plant phase-out                                      1.1           1.1          --             --
Other restructuring costs - accelerated depreciation                         0.6           0.6          --             --
                                                                        --------        ------        ------         ------
Operating income (loss) before restructuring costs                          23.5          24.5          (1.1)           0.1
Depreciation and amortization (excluding $0.6 million related to
     compound restructuring)                                                14.4           6.9           7.5           --
                                                                        --------        ------        ------         ------
Operating income before depreciation, amortization, and
      restructuring  costs                                              $   37.9        $ 31.4        $  6.4         $  0.1
                                                                        ========        ======        ======         ======

Total assets                                                            $  838.3        $495.0        $378.4         $(35.1)
Capital expenditures                                                        10.2           7.6           2.6           --

NOTE H - WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:

                                                    Three months ended
                                                         March 31,
(in millions)                                        2000         1999
                                                     ----         ----
Weighted-average shares - Basic:
    Weighted-average shares outstanding              23.9         23.5
    Less unearned portion of restricted stock
       awards included in outstanding shares          (.4)         (.4)
                                                     ----         ----
                                                     23.5         23.1
                                                     ----         ----

Weighted-average shares - Diluted:
    Weighted-average shares outstanding              23.9         23.5
    Plus dilutive impact of stock options and
        stock awards                                   .3           .5
                                                     ----         ----
                                                     24.2         24.0
                                                     ====         ====

NOTE I - SUBSEQUENT EVENTS:
--------------------------
On May 7, 2000, The Geon Company and M.A. Hanna Company executed an agreement and Plan of Consolidation under which both Companies will consolidate into a new Ohio Corporation. M. A. Hanna is a leading international specialty polymers company with 1999 revenues of over $2.3 billion and business segments in rubber processing, plastics processing and distribution. The consolidation will take place in the form of a cashless stock swap. Each outstanding share of Geon stock will be converted into two shares of the new corporation. Consummation of the transaction is subject to approval by the shareholders of both companies and regulatory approvals and is expected to be consummated in the third quarter of 2000.

On April 20, 2000, the Company announced that it plans to close the Geon engineered films plant in Newton Upper Falls, Massachusetts, by mid-2001. The plant, which employs 80 people, will transition its production to Geon's four other engineered films facilities prior to closing. The facility was once part of O'Sullivan Corporation, which Geon purchased in July 1999. Geon expects to incur a pre-tax charge in the second quarter of $3.4 million, as well as $0.5 million associated with accelerated depreciation through mid-2001. The Company will record costs of approximately $1.6 million, at closing and upon the property's sale in 2001, associated principally with site preparation for disposal. Additional expenses are likely to be incurred as products are transitioned to other engineered films facilities. The Company anticipates that proceeds from the sale of the property will exceed all costs associated with closing the facility.

On April 27, 2000, the Company announced that it had reached an agreement in principle to purchase a 50 percent interest in the polyvinyl chloride (PVC) compound business of Thai Plastic & Chemicals Company Limited (TPC). The joint venture, TPC-Geon Company, Limited, will manufacture PVC compounds, including TPC and Geon proprietary products, and offer a broad range of products for applications such as wire and cable jacketing, pipe fittings, bottles, cap liner and integrated circuit tubes. The transaction has been approved by both boards of directors and, subject to negotiation of documents, is projected to close in early July 2000. The joint venture will manufacture and market PVC compounds to customers in the ASEAN Pact countries of Southeast Asia, the People's Republic of China, Hong Kong, Macoa and Taiwan. TCP-Geon is projected to initially have annual sales of approximately $30 million.

As disclosed in the Company's 2000 Proxy Statement, and approved by shareholders at the April 19, 2000 Annual Shareholders Meeting, non-employee members of the Company's Board of Directors will no longer be provided with pension benefits. In the second quarter of 2000, non-employee directors will receive a one-time payment, and the Company will incur an after-tax charge of approximately
$0.5 million related to the termination of the Non-employee Directors Pension Plan.

On May 5, 2000, The Company established The Geon Company Share Ownership Trust (Trust). The Trust will serve as a vehicle to minimize, over time, future share dilution by issuing shares associated with the exercise of stock options and by funding other equity-related employee programs. The Trust was funded by an initial contribution of 500,000 treasury shares. It is anticipated that future contributions will result from share repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net income from operations in the first quarter of 2000 totaled $13.8 million, 14% higher than the same period in 1999 on a comparable basis. This earnings improvement was due to the Company's strategy of expanding its Performance Polymers and Services (PP&S) business through organic sales growth and strategic acquisitions as well as an improvement in polyvinyl chloride (PVC) resin margins.

The Company's strategy of becoming a much larger Performance Polymers and Services Company resulted in a significant change in the profile of its business operations in the first quarter of 2000 compared to the first quarter of 1999 as discussed below.

With the April 30, 1999, formation of OxyVinyls, the Company's exposure to the PVC and chlor-alkali industries changed significantly. Geon now owns 24% of OxyVinyls which is a 4.5 billion pound PVC producer, compared with its previous ownership of 100% of 2.4 billion pounds of PVC capacity. This effectively reduced the Company's exposure to PVC capacity to approximately half what it was prior to OxyVinyls formation. The Company's exposure to fluctuations in caustic soda have increased with the OxyVinyls formation from approximately 150,000 tons to 380,000 tons annually. OxyVinyls is accounted for under the equity method, and is included in the R&I segment. Previously, the Company's PVC and VCM operations were consolidated.

Also, as discussed in Note A, during the third quarter of 1999, the Company acquired O'Sullivan, a manufacturer of engineered films, and two formulators, Acrol and Dennis Chemical. The post-acquisition results of these acquired companies are included in the Company's consolidated results of operations.

RESULTS OF OPERATIONS:

Total Company
-------------
Total sales for the first quarter of 2000 were $345.5 million, an increase of $19.7 million from the same period last year. The change in sales consisted of an increase in PP&S sales of $127.9 million. The increase in PP&S sales was partially offset by the elimination of the R&I sales due to formation of OxyVinyls.

First quarter operating income was $29.7 million in 2000, compared to 1999 operating income of $23.5 million before a $1.7 million special charge related to the consolidation of compound operations. The R&I segment operating income improved $17.6 million, partially offset by a $7.3 million decrease in PP&S operating income. Higher PVC resin costs and selling prices with expanding PVC resin margins have caused a shift in earnings between the Company's two segments. Overall, Geon's operating income return on sales increased to 8.6% in 2000 versus 8.1% in the first quarter of 1999. OxyVinyls principally represents backward integration of a key PP&S raw material (i.e., PVC resin).

Selling, general and administrative expenses increased $2.5 million, principally the result of additional expenses of businesses acquired. Depreciation and amortization expense declined from $15.0 million in 1999 to $9.5 million in 2000 as a result of the contribution of a substantial portion of the Company's property, plant and equipment to OxyVinyls upon its formation. The additional depreciation of assets of acquired businesses and amortization of goodwill partially offset this impact. Interest expense increased $3.6 million over the first quarter of 1999 to $7.0 million in 2000 as a result of an increase in short-term borrowings to fund the purchase of 1999 acquisitions. The first quarter effective income tax rate was 38.9% in 2000, compared with 38.7% in 1999.

The Other segment in the first quarter includes stranded corporate overhead costs from the OxyVinyls transaction of approximately $2 million. These stranded costs are expected to support and be absorbed by future acquisitions in 2000.

Net income increased to $13.8 million from $12.1 million (before special charges). Special charges in the first quarter 1999 include the compound restructuring charge of $1.7 million, pre-tax ($1.1 million employee separation and plant phase-out plus $0.6 million of accelerated depreciation) and the cumulative effect of a change in accounting for start-up costs of $1.5 million after-tax.

Performance Polymers & Services (PP&S)
--------------------------------------

PP&S sales for the first quarter of 2000 were $345.5 million, an increase of $127.9 million or 59% over 1999. Sales volumes increased 41% from first quarter of 1999; approximately 33% of this growth is attributable to the acquisitions of O'Sullivan (July 7, 1999), Acrol (July 7, 1999) and Dennis Chemical
(September 7, 1999). Organic sales growth of approximately 8% and a 1% average selling price increase comprise the remaining increase. Organic growth in compounds of 6% was driven by strong demand in window and pipe markets as well as appliances and electrical devices with increased demand for custom molding compounds. Formulator sales growth of 14% was driven by strong demand for industrial plastisols, urethanes and automotive powders where sales volumes all increased over 20% from a year ago. Organic growth in specialty resins of 8% was driven by an increase in demand in formulations, general purpose, flooring and automotive applications.

Operating income was $17.2 million versus $24.5 million, before special items, in 1999, or a 30% decline. Raw material costs were approximately 23% higher in the first quarter 2000 compared to 1999, totaling approximately $27 million, primarily the result of the average market PVC resin selling price which has increased by approximately 15.0 cents per pound. The increase in raw material costs was partially offset by incremental operating income of acquisitions, organic growth in shipments and higher average selling prices.

The compressed margins incurred by the PP&S businesses were more than offset by Geon's investment in OxyVinyls which benefits from higher PVC resin selling prices. When OxyVinyls is viewed as a strategic investment and upstream raw material integration source to the PP&S business, with its profitability rolled forward, the PP&S business would have had an operating income as a percentage of sales of 10.5% in the first quarter of 2000. This return on sales was essentially flat with the second half of 1999. The earnings stability benefit of Geon's strategic raw material investment is being demonstrated.

As discussed in Note F, the PP&S segment recorded a charge of $1.7 million in the first quarter of 1999 related to the compound consolidation ($0.6 million is recorded as additional depreciation).

Resin and Intermediates (R&I)
-----------------------------
The first quarter 2000 to 1999 comparison of operating results in the R&I segment is impacted by the formation of OxyVinyls on April 30, 1999, and the resulting changes in business structure, as previously discussed.

The R&I segment operating income for the first quarter of 2000 was $16.5 million, an improvement of $17.6 million over the same period in 1999. The margin of PVC resin selling prices over ethylene and chlorine was approximately 6 cents per pound higher in the first quarter of 2000 versus the same period a year ago which approximated the end of a cyclical trough in PVC resin operating margins. The higher margins were the primary driver of the improved R&I results in addition to approximately $4.8 million of cost reductions (Geon's share) captured by OxyVinyls. The OxyVinyls synergies captured in the first quarter of 2000 approximated the $80 million per year run rate targeted at formation. In addition, Sunbelt returned to profitability and had a $2.1 million improvement in earnings (Geon's share), benefiting from an increase in chlorine selling prices of approximately $100 per ton versus last year, partially offset by lower caustic soda selling prices. An annual maintenance shutdown at Sunbelt (which occurred in April last year) limited production and shipments in the first quarter of 2000, and higher electricity costs in 2000 negatively impacted Sunbelt's earnings.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating and investing activities totaled $42.3 million in the first quarter of 2000, compared with $26.1 in the first quarter of 1999. The use of cash in operating activities increased by $26.7 million from the same period last year, principally due to the non-cash earnings of equity affiliates of $18.7 million in 2000, compared with a non-cash loss of $1.5 million in the first quarter of 1999. Operating uses of cash include a seasonal increase in operating working capital of $45.8 million for the first quarter of 2000, versus an increase of $44.4 million in 1999.

Investing activities include $10.0 million of cash distributions from equity affiliates compared with $3.4 million of distributions in 1999. Distributions of cash are primarily from OxyVinyls in 2000, and from Sunbelt in 1999. Capital expenditures totaled $6.3 million in the first quarter of 2000, compared with $10.2 million in 1999. For the year 2000, capital expenditures are expected to total approximately $50 million.

Cash provided by financing activities in the first quarter 2000 and 1999 primarily reflects short-term borrowings used to fund the seasonal increase in working capital. In addition, the Company paid dividends of $3.1 million in the first quarter of 2000. Financing activities in 1999 also reflect the repayment of $2.0 million of long-term debt prior to its maturity date and to facilitate the formation of OxyVinyls.

At March 31, 2000, the Company has available short-term financing under existing agreements of approximately $200 million. A $150 million revolving credit facility expiring at the end of May 2000 is expected to be renewed. The Company's outstanding short-term borrowings are primarily related to the purchase price of acquisition in 1999 and Geon has been actively pursuing refinancing of a portion of its short-term financing to long-term public debt. Current market conditions in the public debt market have not been favorable; therefore, the Company postponed its intended public debt offering. Management will continue to monitor the market with the intention of issuing debt when the debt market is more favorable. The Company has incurred costs totaling approximately $1.5 million related to this intended debt offering. If the Company decides to delay the issuance of debt indefinitely these costs will be written off.

The Company believes it has sufficient funds to support dividends, debt service requirements, and normal capital and operating expenditures under existing credit facilities and other available permitted borrowings. The Company has assurances for banks and other lenders that short-term facilities to support operating and acquisition needs will be renewed or extended until long-term financing can be obtained at more favorable terms.


ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 2000 to approximate $3 million to $4 million. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements".

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At March 31, 1999, the Company had accruals totaling approximately $43 million to cover potential future environmental remediation expenditures, based on the best estimates prepared by its environmental engineers and consultant to cover probable future environmental expenditures related to previously contaminated sites. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual by as much as $15 million. The Company's estimate of the liability may be revised as new regulations, technologies or additional information is obtained. Further information related to the Company's environmental liabilities is included in Note N to the Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K.


CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for protection afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terms, such as "may," "intends," "will," "expects," "anticipates," "estimates," or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets;
(2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM & chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles;
(4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) inability to achieve, or delays in achieving savings related to business consolidation and restructuring programs;
(6) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (7) unanticipated delays in realizing, or inability to realize, expected costs savings from acquisitions;
(8) unanticipated costs or difficulties related to completion of proposed transactions or the operation of the joint venture entities; (9) lack of day to day operating control, including procurement of raw material feedstock, of Oxy Vinyls LP; (10) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company's products; and (11) partial control over investment decisions and dividend distribution policy of the Oxy Vinyls LP; (12) inability to renew revolving credit facilities at market rates, resulting in proportionately higher interest expense; (13) inability to successfully integrate M.A. Hanna and Geon; (14) costs related to the proposed merger in excess of expectations; (15) failure of Geon or M.A. Hanna stockholders to approve the proposed transaction; (16) inability to obtain, or meet conditions imposed for governmental approvals for the merger.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and the Company's management of the exposure is included in "Management's Analysis - Consolidated Balance Sheets" in the 1999 Annual Report on 10K under the caption "Market Risk Disclosures."


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

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  OTHER INFORMATION:
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibit 27 - Financial Data Schedule

         (d)      Reports on Form 8-K from January 1, 2000 through March 31,
                  2000: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2000                        THE GEON COMPANY

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