Form 10-Q
period 2000-06-30
GEON CO
filed 2000-08-14
CIK 897547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2000.        Commission file number 1-11804

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

Yes X No

As of July 31, 2000 there were 24,326,933 shares of common stock outstanding. There is only one class of common stock.

Item I.

Part I. Financial Information

The Geon Company and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Sales	$361.2	$296.9	$706.7	$622.7

Operating costs and expenses:

Cost of sales	316.5	239.0	617.3	503.7

Selling and administrative	20.2	20.1	44.5	41.8

Depreciation and amortization	9.4	10.2	18.9	25.2

Employee separation and plant phase-out	2.8	1.3	2.8	2.4

Income (loss) from equity affiliates	18.1	(2.1)	36.9	(3.6)

Operating income	30.4	24.2	60.1	46.0

Interest expense	(7.2)	(3.6)	(14.2)	(7.2)

Interest income	.4	.3	.9	.6

Other expense, net	(.6)	(1.8)	(1.2)	(2.2)

Gain on formation of joint ventures	—	92.9	—	92.9

Income before income taxes and cumulative effect of a change in accounting	23.0	112.0	45.6	130.1

Income tax expense	(8.2)	(43.5)	(17.0)	(50.5)

Income, before cumulative effect of a change in accounting	14.8	68.5	28.6	79.6

Cumulative effect of a change in accounting for start-up costs, net of income tax benefit of $0.9 million	—	—	—	(1.5)

Net income	$14.8	$68.5	$28.6	$78.1

Basic earnings per share of common stock:

Basic earnings per share before cumulative effect of a change in accounting	$.63	$2.95	$1.22	$3.43

Cumulative effect of a change in accounting	—	—	—	(.06)

Basic earnings per share	$.63	$2.95	$1.22	$3.37

Diluted earnings per share of common stock:

Diluted earnings per share before cumulative effect of a change in accounting	$.62	$2.81	$1.19	$3.29

Cumulative effect of a change in accounting	—	—	—	(.06)

Diluted earnings per share	$.62	$2.81	$1.19	$3.23

Number of shares used to compute earnings per share:

Basic	23.5	23.2	23.5	23.2

Diluted	23.9	24.4	24.1	24.2

Dividends paid per share of common stock	$.125	$.125	$.25	$.25

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The Geon Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share data)

	June 30,
	2000	December 31,
Assets	(Unaudited)	1999

Current assets:

Cash and cash equivalents	$46.9	$51.2

Accounts receivable, net	138.3	105.4

Inventories	164.1	168.2

Deferred income taxes	25.4	27.2

Prepaid expenses	8.3	5.7

Total current assets	383.0	357.7

Property, net	341.7	338.4

Investment in equity affiliates	280.4	265.1

Goodwill and other intangible assets, net	175.1	183.1

Deferred charges and other assets	20.9	18.3

Total assets	$1,201.1	$1,162.6

Liabilities and Stockholders’ Equity

Current Liabilities:

Short-term bank debt	$235.0	$222.0

Accounts payable	147.0	148.3

Accrued expenses	58.6	70.0

Current portion of long-term debt	.4	.4

Total current liabilities	441.0	440.7

Long-term debt	130.4	130.9

Deferred income taxes	122.0	106.5

Postretirement benefits other than pensions	82.3	83.9

Other non-current liabilities	66.0	60.2

Minority interest in consolidated subsidiary	6.2	5.7

Total liabilities	847.9	827.9

Stockholders’ equity:

Preferred stock, 10.0 shares authorized, no shares issued	—	—

Common stock, $.10 par, authorized 100.0 shares; issued 28.0 shares in 2000 and 1999	2.8	2.8

Other stockholders’ equity	350.4	331.9

Total stockholders’ equity	353.2	334.7

Total liabilities and stockholders’ equity	$1,201.1	$1,162.6

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The Geon Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended,
	June 30,

	2000	1999

Operating activities

Net income	$28.6	$78.1

Adjustments to reconcile net income to net cash used by operating activities:

Gain on formation of joint ventures	—	(92.9)

Employee separation and plant phase-out	2.8	2.4

Depreciation and amortization	18.9	25.2

(Income) loss from equity affiliates	(36.9)	3.6

Provision for deferred income taxes	16.0	45.8

Change in assets and liabilities:

Accounts receivable	(33.3)	(89.0)

Inventories	3.7	(9.7)

Accounts payable	(1.0)	52.5

Realization of retained working capital of contributed PVC business	—	53.1

Accrued expenses and other	(19.4)	(15.1)

Net cash (used) provided by operating activities	(20.6)	54.0

Investing activities

Purchases of property	(13.9)	(22.2)

Distributions from equity affiliates	22.1

		1.9

Cash paid for businesses acquired	—	(27.0)

Cash received in conjunction with OxyVinyls formation, net of formation costs paid	—	71.9

Net cash (used) provided by operating and investing activities	(12.4)	78.6

Financing activities

Increase (decrease) in short-term debt	13.0	(36.9)

Repayment of long-term debt	—	(2.0)

Dividends	(6.2)	(5.9)

Proceeds from issuance of common stock	0.6	5.7

Net cash provided (used) by financing activities	7.4	(39.1)

Effect of exchange rate changes on cash	0.7	0.6

Change in cash and cash equivalents	(4.3)	40.1

Cash and cash equivalents at January 1	51.2	14.4

Cash and cash equivalents at June 30	$46.9	$54.5

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The Geon Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in Millions, Shares in Thousands)

		Common					Common		Accumulated
		Shares			Additional		Stock		Other Non-
	Common	Held In		Common	Paid-In	Retained	Held in	Unearned	Owner Equity
	Shares	Treasury	Total	Stock	Capital	Earnings	Treasury	Compensation	Changes

Balance January 1, 1999	27,974	4,622	$214.1	$2.8	$296.1	$75.4	$(115.1)	$0.0	$(45.1)

Non-owner equity changes:

Net income			9.6			9.6

Other non-owner equity changes:

Translation adjustment			1.5						1.5

Total non-owner equity changes			11.1

Stock based compensation and exercise of options		(161)	2.1		(2.8)		4.8		0.1

Cash dividends			(2.9)			(2.9)

Balance March 31, 1999	27,974	4,461	$224.4	$2.8	$293.3	$82.1	$(110.3)	$0.0	$(43.5)

Non-owner equity changes:

Net income			68.5			68.5

Other non-owner equity changes:			—

Translation adjustment			4.7						4.7

Total non-owner equity changes			73.2

Stock based compensation and exercise of options	1	(278)	8.5		0.5		7.9		0.1

Cash dividends			(3.0)			(3.0)

Balance June 30, 1999	27,975	4,183	$303.1	$2.8	$293.8	$147.6	$(102.4)	$0.0	$(38.7)

Balance January 1, 2000	27,974	4,245	$334.7	$2.8	$297.3	$168.3	$(104.5)	$0.0	$(29.2)

Non-owner equity changes:

Net income			13.8			13.8

Other non-owner equity changes:

Translation adjustment			(0.6)						(0.6)

Total non-owner equity changes			13.2

Stock based compensation and exercise of options		(119)	1.0		(2.2)		3.1		0.1

Cash dividends			(3.1)			(3.1)

Balance March 31, 2000	27,974	4,126	$345.8	$2.8	$295.1	$179.0	$(101.4)	$0.0	$(29.7)

Non-owner equity changes:

Net income			14.8			14.8

Other non-owner equity changes:

Translation adjustment			(3.0)						(3.0)

Total non-owner equity changes			11.8

Stock based compensation	4	25	(1.4)		(1.0)		(0.4)

Formation of share ownership trust (SOT)		(500)	—				13.4	(13.4)

Options exercised and shares issued from SOT			0.1	0.1

Adjustment of SOT shares to market value			—		(4.3)			4.3

Cash dividends			(3.1)			(3.1)

Balance June 30, 2000	27,978	3,651	$353.2	$2.8	$289.9	$190.7	$(88.4)	$(9.1)	$(32.7)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Geon Company (Company or Geon) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

On April 30, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) which included the formation of Oxy Vinyls, LP (OxyVinyls), a limited partnership which is 24% owned by Geon, the formation of a small powder compounding partnership which is 90% owned by Geon and the acquisition by Geon of OxyChem’s compounding and film operations. Geon contributed substantially all of the operating assets and liabilities of its Resin and Intermediates segment (see description of segments in the following paragraph) to OxyVinyls in this transaction. In addition, the Company completed the acquisitions of O’Sullivan Corporation (O’Sullivan), Acrol Holdings Limited (Acrol) and Dennis Chemical Company, Inc. (Dennis Chemical) in 1999. These transactions, which are described in detail in the Company’s 1999 Annual Report on Form 10-K, impact the comparability of financial statements.

Geon’s operations are primarily located in the United States and Canada in two business segments. The “Performance Polymers and Services” (PP&S) segment includes compounds, including three 50% owned compound joint ventures and a 90% owned powder compounding joint venture, specialty resins, formulators, engineered films, analytical testing services performed by Polymer Diagnostics Inc., and Decillion, a 40% owned joint venture with Owens Corning, Inc.

Prior to the formation of OxyVinyls, the “Resin and Intermediates” (R&I) segment included the consolidated results of the Company’s suspension and mass resin and vinyl chloride monomer (VCM) operations, substantially all of which were contributed to OxyVinyls on April 30, 1999. After April 30, 1999, the R&I segment includes Geon’s 24% interest in OxyVinyls, accounted for under the equity method of accounting, the Company’s 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company’s 37.4% holding in Australian Vinyls Corporation (AVC), an Australian PVC and compound operation. See Note J for further information on the Company’s two business segments.

As discussed in detail in the Company’s 1999 Annual Report to Stockholders, the Company recognized a gain of $93.5 million ($92.9 million in the second quarter of 1999, and $1.6 million in the fourth quarter of 1999) in conjunction with the formation of OxyVinyls and related transactions. The gain recognized through December 31, 1999 was preliminary, pending finalization of the fair values of net assets acquired and contributed. In addition, the allocation of the purchase price paid for O’Sullivan was preliminary at December 31, 1999, pending final valuations of the acquired net assets. During the second quarter of 2000, the Company completed the valuations of assets and liabilities related to these transactions and finalized the gain and the purchase price allocation. There were no material adjustments to the gain or to the purchase price allocation.

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

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $43 million at June 30, 2000, represents the Company’s best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $15 million. The Company’s estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to the Company’s environmental liabilities is included in Note N to the Consolidated Financial Statements included in the Company’s 1999 Annual Report on Form 10-K.

Note C — Inventories

      Components of inventories are as follows:

	June 30,	December 31,
(Dollars in millions)	2000	1999

Finished products and in-process inventories	$102.2	$96.3

Raw materials and supplies	90.0	92.0

	192.2	188.3

LIFO Reserve	(28.1)	(20.1)

	$164.1	$168.2

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

Note E – Investment in Equity Affiliate

The following table presents summarized balance sheet information of OxyVinyls as of June 30, 2000 and December 31, 1999 and summarized results of operations for the six month period ended June 30, 2000, and the period from formation (April 30, 1999) through June 30, 1999. The Company owns 24% of OxyVinyls and recognizes 24% of its operating results in earnings under the equity method of accounting. In the second quarter of 1999, OxyVinyls recorded a charge of approximately $3.2 million pre-tax, related to the restructuring/formation of its operations. Geon’s share of this charge was $0.8 million pre-tax.

	June 30,	December 31,
(Dollars in millions)	2000	1999

Current assets	$442.3	$367.7

Noncurrent assets	979.0	1,021.1

Total assets	1,421.3	1,388.8

Current liabilities	228.0	272.0

Noncurrent liabilities	112.9	102.5

Total liabilities	340.9	374.5

Partnership capital	$1,080.4	$1,014.3

	Six months	Period from
	ended	inception
	June 30,	through
(Dollars in millions)	2000	June 30, 1999

Net Sales	$1,043.0	$225.0

Operating Income	151.7	3.5

Partnership income reported by OxyVinyls	148.3	(0.7)

Geon’s ownership of OxyVinyls	24%	24%

Geon’s share of OxyVinyls’ earnings	35.6	(0.2)

Amortization of the difference between Geon’s investment and its underlying share of OxyVinyls’ equity	0.3	0.3

Earnings of equity affiliate recorded by Geon	$35.9	$0.1

Note F — Employee Separation and Plant Phase-out

During the second quarter of 2000, the Company announced a plan to optimize its engineered films production configuration which includes the closure of its engineered films plant in Newton Upper Falls, Massachusetts after transitioning the plant’s production to other facilities. The Company expects to receive cash proceeds through the sale of the site in excess of all costs to close the plant. The plant is expected to be closed near the end of the first quarter of 2001. In connection with the optimization plan, the Company recognized a charge of $3.4 million ($2.8 recorded as employee separation and plant phase-out and $0.6 million of inventory write-offs recorded in cost of sales) during the second quarter. An additional $0.5 million of accelerated depreciation will be recognized over the period from the announcement of the plan to the ultimate closing of the facility. In addition, the Company expects to recognize approximately $1.6 million at closing and upon the sale of the property in 2001, associated primarily with site preparation for disposal. The Company also anticipates that additional costs will be incurred as products are transitioned to other facilities.

The $2.8 million employee separation and plant phase-out charge recognized in the second quarter consisted of $2.3 million for involuntary severance benefits to be paid to 80 employees whose positions will be eliminated, a $0.3 million write-off of intangible assets, and a $0.2 million non-cash pension curtailment charge. In addition, the second quarter includes a non-cash write-off of inventory of $0.6 million included in cost of sales. At June 30, 2000, 2 positions had been eliminated and approximately $0.1 million of cash severance benefits had been paid. The Company expects most remaining positions to be eliminated by the end of the first quarter of 2001, and the remaining $2.2 million of cash payments for severance to be paid by the end of 2001.

As more fully discussed in the Company’s 1999 Annual Report to Stockholders during 1999, the Company recorded net employee separation and plant phase-out charges totaling $0.5 million plus $1.2 million of additional depreciation expense related to the consolidation of its compounding operations, which began in the fourth quarter of 1998. The plan included the closure of two manufacturing facilities and the partial closing of manufacturing lines at other plants. The consolidation resulted in the write-off of software, machinery and equipment; separation costs associated with the elimination of 201 positions; and costs associated with demolition and lease termination. As of December 31, 1999, all 201 positions had been eliminated and all manufacturing lines and facilities had been closed. During the first six months of 2000, the Company paid approximately $1.0 million related to site demolition costs and $0.9 million of employee separation costs. At June 30, 2000, the Company has remaining accruals related to the consolidation of its compounding operations totaling $0.8 million. The Company expects to pay approximately $0.4 million for employee separation and $0.4 million for site demolition costs by the end of 2000.

Note G. Weighted-Average Shares Used in Computing Earnings per Share:

Weighted average shares outstanding are computed as follows:

	Quarter ended		Six months ended
	June 30,		June 30,

(in millions)	2000	1999	2000	1999

Weighted-average shares – Basic:

Weighted-average shares outstanding	24.3	23.7	24.0	23.6

Unearned portion of shares held in SOT	(.5)	—	(.2)	—

Less unearned portion of restricted stock awards included in outstanding shares	(.3)	(.5)	(.3)	(.4)

	23.5	23.2	23.5	23.2

Weighted-average shares – Diluted:

Weighted-average shares outstanding	24.3	23.7	24.0	23.6

Unearned portion of shares held in SOT	(.5)	—	(.2)	—

Plus dilutive impact of stock options and stock awards	—	.7	.3	.6

	23.9	24.4	24.1	24.2

On May 5, 2000, the Company established The Geon Company Share Ownership Trust (SOT). The SOT will serve as a vehicle to minimize, over time, future share dilution by issuing shares associated with the exercise of stock options and by funding contributions to other equity-related employee programs. The SOT was established by an initial contribution of 500,000 treasury shares, and 6,410 shares were subsequently issued from the SOT during the second quarter for the exercise of stock options. It is anticipated that future contributions will result from share repurchases. Shares remaining in the SOT are adjusted to market value at each period end with an offsetting adjustment to additional paid-in capital. Shares remaining in the SOT are not considered outstanding for purposes of computing earnings per share.

Note H. Financing Arrangements

During the second quarter of 2000, the Company postponed its intended refinancing of a portion of its short-term borrowings with long-term public debt as a result of the unfavorable market conditions. As a result, the Company wrote-off $0.8 million of legal, accounting and other costs incurred in preparation of the intended debt placement. In addition, the Company extended a $150 million revolving credit agreement which had an initial expiration date of May of 2000 for an additional 364 days, expiring in May 2001.

Note I. Consolidation with M.A. Hanna Company

On May 7, 2000, Geon and M.A. Hanna Company (M.A. Hanna) executed an Agreement and Plan of Consolidation under which both companies will consolidate to form a new Ohio Corporation named PolyOne Corporation. M. A. Hanna is a leading international specialty polymers company with 1999 revenues of over $2.3 billion and business segments in rubber processing, plastics processing and distribution. In connection with the consolidation, each outstanding share of Geon common stock will be converted into two common shares of PolyOne and each outstanding share of M.A. Hanna common stock will be converted into one common share of PolyOne. Consummation of the transaction is subject to approval by the stockholders of both companies at stockholders’ meetings to be held on August 29, 2000 and to other conditions. Closing of the transaction is anticipated on August 31, 2000. The consolidation will be accounted for as a purchase business combination under generally accepted accounting principles and Geon will be considered the acquiring entity for accounting purposes. Accordingly, the purchase price will be allocated to M.A. Hanna’s tangible and identified intangible acquired assets and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed will be accounted for as goodwill and will be amortized over a 35 year period.

As PolyOne is formed, the new company expects to record a special charge in the third quarter to recognize incentive compensation costs that are triggered by change of control provisions in both Geon and M.A. Hanna incentive compensation plans. Additionally, PolyOne expects to recognize a charge in 2000 for severance liabilities, integration and/or restructuring activities that result associated with the consolidation.

Note J – Segment Information

The Company operates primarily in two business segments, the Performance Polymers & Services segment (PP&S) and the Resin and Intermediates (R&I) segment. The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies” in the 1999 Annual Report to Shareholders. Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The elimination of inter-segment sales revenue is for sales from the R&I segment to the PP&S segment prior to the formation of OxyVinyls and is included in the “Other” segment. Certain other corporate expenses and eliminations are also included in the “Other” segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the “Other” segment.

The Company’s chief operating decision maker assesses the performance and allocates resources to each of the Company’s business segments based upon operating earnings excluding gains or losses which are associated with specific strategic initiatives such as restructuring or consolidation of operations, gains or losses attributable to acquisitions or formation of joint ventures, and certain other one-time items (collectively referred to as “unusual items”). This performance measure, which is similar to earnings before interest and income taxes (EBIT), a measure of financial performance commonly used in the industry, is an indicator of the ongoing earnings of the business. Additionally, operating income before unusual items and depreciation and amortization is used by the chief operating decision maker as an indicator of cash generated by the business segment. This performance measure is similar to earnings before interest, income taxes, depreciation and amortization (EBITDA), which is another commonly used performance measure in the industry.

Segment Information
($ in millions)

	TOTAL	PP&S	R&I	Other

Quarter ended June 30, 2000:

Net Sales	$361.2	$361.2	$—	$-

Operating income (loss)	30.4	18.8	15.8	(4.2)

Employee separation and plant phase-out	2.8	2.8	—	—

Inventory write-off associated with engineered films restructuring	0.6	0.6	—	—

Board of Directors pension buyout	0.8	—	—	0.8

Operating income (loss) before employee separation and plant phase-out, inventory write-off and Board of Directors pension buyout	34.6	22.2	15.8	(3.4)

Depreciation and amortization	9.4	9.4	—	—

Operating income (loss) before depreciation, amortization employee separation and plant phase-out, inventory write-off and Board of Directors pension buyout	$44.0	$31.6	$15.8	$(3.4)

Total assets	1,201.1	934.8	262.8	3.5

Investment in equity affiliates included in total assets	280.4	17.6	262.8	—

Capital Expenditures	7.6	7.6	—	—

Earnings of equity affiliates included in operating income	18.1	—	18.1	—

Quarter ended June 30, 1999:

Net Sales	$296.9	$261.0	$45.6	$(9.7)

Operating income (loss)	24.2	28.6	(3.8)	(0.6)

Employee separation and plant phase-out	1.3	1.3	—	—

Restructuring costs incurred by OxyVinyls	0.8	—	0.8	—

Other restructuring costs — accelerated depreciation	0.6	0.6	—	—

Operating income (loss) before restructuring costs	26.9	30.5	(3.0)	(0.6)

Depreciation and amortization (before restructuring)	9.6	7.0	2.6	—

Operating income before depreciation, amortization and restructuring costs	$36.5	$37.5	$(0.4)	$(0.6)

Total assets	913.0	585.6	243.9	83.5

Investment in equity affiliates included in total assets	238.0	4.9	233.1	—

Capital Expenditures	12.0	10.6	1.4	—

Earnings of equity affiliates included in operating income	(2.1)	0.1	(2.2)	—

Segment Information

($ in millions)

	TOTAL	PP&S	R&I	Other

Six Months ended June 30, 2000:

Net Sales	$706.7	$706.7	$—	$—

Operating income (loss)	60.1	36.0	32.3	(8.2)

Employee separation and plant phase-out	2.8	2.8	—	—

Inventory write-off associated with engineered films restructuring	0.6	0.6	—	—

Board of Directors pension buyout	0.8	—	—	0.8

Operating income (loss) before employee separation and plant phase-out, inventory write-off and Board of Directors pension buyout	64.3	39.4	32.3	(7.4)

Depreciation and amortization	18.9	18.9	—	—

Operating income (loss) before depreciation, amortization employee separation and plant phase-out and Board of Directors pension buyout	$83.2	$58.3	$32.3	$(7.4)

Capital Expenditures	13.9	13.9	—	—

Earnings of equity affiliates included in operating income	36.9	(0.7)	37.6	—

Net Sales	$622.7	$478.6	$186.8	$(42.7)

Operating income (loss)	46.0	51.4	(4.9)	(0.5)

Employee separation and plant phase-out	2.4	2.4	—	—

Restructuring costs incurred by OxyVinyls	0.8	0.8	—	—

Other restructuring costs — accelerated depreciation	1.2	1.2	—	—

Operating income (loss) before restructuring costs	50.4	55.0	(4.1)	(0.5)

Depreciation and amortization (before restructuring)	24.0	13.9	10.1	—

Operating income before depreciation, amortization and restructuring costs	$74.4	$68.9	$6.0	$(0.5)

Capital Expenditures	22.2	18.2	4.0	—

Earnings of equity affiliates included in operating income	(3.6)	0.1	(3.7)	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter, the Company announced its intended consolidation with M.A. Hanna Company to form PolyOne Corporation, the world’s largest polymer services company. The consolidation, which is subject to stockholder approval at special stockholders meetings on August 29, 2000 and other conditions, is anticipated to be completed on August 31, 2000. This consolidation is part of the Company’s transformation from a commodity PVC resin producer to a multi-billion dollar performance polymer and services company, a process that began over two years ago, and includes acquisitions of compounding, engineered films and formulator companies; the formation of OxyVinyls; and the formation of other strategic joint ventures.

With the April 30, 1999, formation of OxyVinyls, the Company’s exposure to the PVC and chlor-alkali industries changed significantly. Geon now owns 24% of OxyVinyls which is a 4.5 billion pound PVC producer. Previously Geon had 2.4 billion pounds of PVC capacity. This effectively reduced the Company’s exposure to PVC capacity to approximately half what it was prior to OxyVinyls formation and approximates the Company’s internal consumption requirements. The Company’s exposure to fluctuations in caustic soda has increased with the OxyVinyls formation, because prior to the formation Geon produced approximately 150,000 tons annually and now OxyVinyls produces approximately 380,000 tons annually. OxyVinyls is accounted for under the equity method, and is included in the R&I segment. Previously, the Company’s PVC and VCM operations were consolidated.

Also, as discussed in Note A, during the third quarter of 1999, the Company acquired O’Sullivan, a manufacturer of engineered films, and two formulators, Acrol and Dennis Chemical. The post-acquisition results of these acquired companies are included in the Company’s consolidated results of operations.

Results of Operations:

As described in Note J, in evaluating segment and total company performance the Company’s chief operating decision maker uses operating income excluding gains or losses which are associated with specific strategic initiatives such as restructuring or consolidation of operations, gains or losses attributable to acquisitions or formation of joint ventures, and certain other one-time items. This performance measure is used in the discussion that follows and is referred to as “operating income excluding unusual items.” A reconciliation from operating income as reported in conformity with generally accepted accounting principles to operating income before unusual items is presented in Note J for each segment and in total. In addition, the Company’s management uses net income excluding unusual items as a measure of overall Company performance. Similar to operating income before unusual items, this performance measure reflects the ongoing net earnings of the Company before the after-tax effects of specific strategic initiatives, gains and losses attributable to acquisitions or formation of joint ventures, and other one-time items. A reconciliation from reported net income to net income before unusual items is presented below. Operating income excluding unusual items and net income excluding unusual items are not measurements under generally accepted accounting principles and may not be comparable to financial performance measures presented by other companies.

	Three months ended		Six months ended
	June 30,		June 30,

(in millions)	2000	1999	2000	1999

Net income, before cumulative effect of a change in accounting, as reported	$14.8	$68.5	$28.6	$79.5

Employee separation and plant phase-out, net of income tax effect	1.7	0.7	1.7	1.4

Inventory write-off associated with engineered films restructuring, net of income tax effect	0.4	—	0.4	—

Board of directors pension buy-out, net of income tax effect	0.5	—	0.5	—

Write-off of costs associated with postponed debt placement, net of tax effects	0.5	—	0.5	—

Accelerated depreciation associated with compound restructuring, net of income tax effect	—	0.4	—	0.7

Geon’s share of OxyVinyl’s restructuring	—	0.5	—	0.5

Gain on formation of joint ventures, net of income tax effect	—	(56.8)	—	(56.8)

Net income excluding unusual items	$17.9	$13.3	$31.7	$25.4

Total Company

Total sales for the second quarter of 2000 were $361.2 million, up $64.3 million or 22% from the same period in 1999. The growth in sales is attributable to sales of the PP&S segment which increased $100.2 million over the second quarter of last year. R&I segment sales in 1999 included one month of consolidated PVC operations prior to the formation of OxyVinyls. The discontinuation of consolidation accounting for the R&I segment in May 1999 resulted in a decrease in sales of $35.9 million from second quarter 1999 to 2000, partially offsetting the growth in the PP&S segment. For the first six months, sales increased $84.0 million with a $228.1 million increase in PP&S sales being offset by a $144.1 million decline in sales as a result of the discontinuation of consolidation accounting for the PVC and VCM operations.

Operating income for the second quarter was $30.4 million compared to $24.2 million for the second quarter of 1999. The increase is attributable to a $19.6 million increase in operating income in the R&I segment, which was partially offset by a decline of $9.8 million in operating income in the PP&S, segment and an increase of $3.6 million in the operating loss of the Other segment. Higher PVC resin prices and expanding PVC resin margins have resulted in this shift of earnings between the two operating segments. OxyVinyls, which comprised the majority of the R&I segment operating income for the quarter and year-to-date, principally represents backward integration of a key PP&S raw material (i.e., PVC resin). For the second quarter of 2000, operating income excluding unusual items was $34.6 million, an increase of $7.7 million or 29% from 1999. Operating income excluding unusual items as a percent of sales was 9.6% in 2000 versus 9.1% in 1999. The improvement in return on sales primarily resulted from the improved margins through the integrated PVC resin chain investment that the Company maintains to support the PP&S segment.

Unusual items affecting reported operating income for the second quarter of 2000 included a pre-tax $3.4 million charge ($2.8 million classified as employee separation and plant phase-out and $0.6 million as cost of sales) related to the engineered films manufacturing reconfiguration and $0.8 million related to the buy-out of the board of directors pension plan. For the second quarter of 1999, unusual items affecting operating income include a pre-tax $1.9 million charge ($1.3 million recorded as employee separation and plant phase-out and $0.6 as depreciation expense) related to the compound restructuring and a $0.8 million charge representing Geon’s share of a restructuring/formation charge recorded by OxyVinyls.

For the first six months of 2000, operating income was $60.1 million, an increase of $14.1 million from the same period of 1999. The R&I segment operating income increased by $37.2 million, offset by a decrease in PP&S operating income of $15.4 million, primarily the result of the increased PVC resin costs and expanding PVC resin margins. Operating income excluding unusual items increased by $13.9 million to $64.3 million for the first half of 2000. As a percent of sales, operating income excluding unusual items was 9.1%, an increase of one percentage point from 1999.

Selling and administrative (S&A) expense increased $0.1 million in the second quarter of 2000 as compared to 1999. The additional S&A of businesses acquired was offset by lower expense related to incentive compensation, which is, in part, based upon stock price. Depreciation and amortization expense for the second quarter declined from $10.2 million in 1999 to $9.4 million in 2000 as a result of the contribution of a substantial portion of the Company’s property, plant and equipment to OxyVinyls upon its formation. The additional depreciation of assets of acquired businesses and amortization of goodwill partially offset this impact. Through June 2000, S&A expense increased $2.7 million or 6% as a result of additional expense of businesses acquired partially offset by lower incentive compensation expense.

Other expense for the second quarter of 2000 was $0.6 million versus $1.8 million for the second quarter of 1999. For the first six months other expense was $1.2 million in 2000 compared with $2.2 million in 1999. In the second quarter of 2000 the Company recognized a charge of $0.8 million related to the placement of long-term debt, which was postponed due to unfavorable market conditions. In addition, other expense includes foreign currency gains and losses and costs related to the sale of accounts receivable.

Interest expense for the quarter was $7.2 million, up from $3.6 million for the same period last year. For the first half of 2000 interest expense was $14.2 million versus $7.2 million in 1999. The increase in interest expense is the result of higher average short-term borrowings as a result of business acquisitions in the third quarter of 1999 as well as higher interest rates on short-term borrowings. The effective income tax rate in 2000 for the second quarter and year-to-date was 35.7% and 37.3%, respectively. The effective income tax rate for the first half and second quarter for 1999 was 38.8%. The decrease in the effective income tax rate is the result of the higher proportion of OxyVinyls partnership earnings in 2000 as compared to 1999, as well as the foreign versus domestic earnings mix.

Net income for the second quarter and first six months of 2000 was $14.8 million and $28.6 million, respectively, compared with $68.5 million and $79.6 million (before cumulative effect of accounting change) for the same periods last year. Net income excluding unusual items increased 35% from $13.3 million to $17.9 million from second quarter 1999 to 2000. For the first half of 2000, net income excluding unusual items was $31.7 million compared with $25.4 million in 1999.

Performance Polymers & Services (PP&S)

PP&S sales for the second quarter of 2000 were $361.2 million, an increase of $100.2 million or 38% over the same period in 1999. Sales volumes increased 32% from second quarter of 2000, primarily as the result of the formulator and film businesses acquired in the third quarter of 1999. The remaining increase was due to increases in average selling prices, primarily in the compound operations. For the first six months of 2000, sales were $706.7 million, an increase of $228.1 million or 48% from 1999. Sales volume increased as a result of the acquired businesses noted above, as well as the compound and film businesses acquired from OxyChem on April 30, 1999, accounted for approximately 94% of the sales growth, with the remaining growth attributable to increases in average selling prices.

PP&S operating income was $18.8 million for the second quarter of 2000, as compared with $28.6 million for the same period last year. For the first six months of 2000, operating income was $36.0 million, compared with $51.4 million for the first six months of 1999. PP&S operating income excluding unusual items for the second quarter was $22.2 million, a decline of $8.3 million from the second quarter 1999. For the first six months of the year, operating income before unusual items was $39.4 million, $15.6 million below the same period last year. This decline is primarily the result of higher PVC resin costs, which have increased 23%, both for the second quarter and year-to-date, from the same period last year and eroded margins in the PP&S segment. The margin of average selling prices over raw material costs decreased approximately 5% for the second quarter of 2000 as compared with 1999, despite higher average selling prices. Additional sales volumes from acquired businesses partially offset the impact of lower margins. Operating income excluding unusual items, as a percentage of sales was 6.1% for the second quarter of 2000 versus 11.7% in 1999. For the first half of 2000, operating income excluding unusual items, as a percentage of sales was 5.6% versus 11.5% in 1999. This decline in return on sales is the result of the erosion of PP&S margins as increases in raw material costs have outpaced selling price increases.

The compressed margins incurred by the PP&S businesses were more than offset by Geon’s investment in OxyVinyls which benefits from higher PVC resin selling prices. When OxyVinyls is viewed as a strategic investment and upstream raw material integration source to the PP&S business, with its profitability rolled forward, the PP&S business would have had an operating income excluding unusual items as a percentage of sales of 10.8% in the second quarter of 2000. The return on sales was essentially flat with the first half of 1999. The earnings stability benefit of Geon’s balanced value chain portfolio is being demonstrated by this strategic raw material investment.

As discussed further in Note F, the PP&S segment recorded a charge of $3.4 million ($2.8 million reported as employee separation and plant phase-out and $0.6 million of inventory write-offs reported in cost of sales) in the second quarter of 2000 related to the reconfiguration of its engineered films manufacturing operations. This reconfiguration is anticipated to result in annual savings of $1 million.

Also as discussed in Note F, the Company has nearly completed the consolidation of its compounding operations which began in the fourth quarter of 1998. This consolidation included the closing of two facilities, and partial closing of manufacturing lines at other plants, demolition at certain sites, and the elimination of 201 positions. The Company has recognized $16.3 million in 1998 and 1999 of charges related to this consolidation ($1.2 million recorded of accelerated depreciation and $15.1 million of employee separation and plant phase-out expense). At June 30, 2000, all 201 positions have been eliminated and the Company has remaining severance payments of approximately $0.4 million. Demolition is completed at all but one site, and is expected to be completed by the end of 2000.

Resin and Intermediates (R&I)

The 2000 to 1999 comparison of operating results in the R&I segment is impacted by the formation of OxyVinyls on April 30, 1999, and the resulting changes in business structure, as previously discussed.

The R&I segment profitability is largely tied to the commodity PVC resin industry and chlor-alkali industry. For the second quarter and first half of 2000, industry PVC shipments increased approximately l% from the same periods in 1999. Effective capacity utilization in 2000 remained level with 1999 at approximately 96% for both the first half of the year and the second quarter. These utilization levels are relatively high as compared to historical levels and have supported increases in PVC selling prices in 1999 through 2000 year-to-date. These increased PVC selling prices were partially offset by higher raw material costs (chlorine and ethylene). For the first half of 2000 the industry margin of PVC selling prices over the chlorine and ethylene was 43% higher than the same period in 1999. In the second quarter this increase slipped 8 percentage points as increases in raw material costs outpaced PVC resin selling price increases.

Demand for chlorine and caustic soda, the co-products of the chlor-alkali industry, increased approximately 3% and 5%, respectively, from the first half and second quarter of 1999 as compared to the same periods in 2000. Caustic and chlorine industry capacity utilization in the first half of 2000 increased 2 percentage points to 98% from the first half of 1999. This higher utilization has supported increases in industry average selling prices for the co-products of approximately 65% from the levels in the first half and second quarter of 1999.

R&I segment operating income was $15.8 million for the second quarter of 2000, an increase of $19.6 million from the same period last year. For the first six months of 2000, operating income increased $37.2 million over the same period in 1999. Operating income excluding unusual items for the second quarter of 2000 was $15.8 million, an increase of $18.8 million from the $3.0 million loss excluding unusual items recognized in the second quarter of 1999. For the first six months, operating income excluding unusual items was $32.3 million versus a $4.1 million loss in 1999. OxyVinyls contributed $16.7 million of operating income for the quarter, compared with $3.3 million last year which consisted of one month of operations from the Company’s consolidated PVC/VCM operations and two months of OxyVinyls operations. The improvement is primarily due to the increase in the margin of PVC resin selling prices over key raw materials in the second quarter of 2000 versus 1999. The Company’s share of Sunbelt’s operating income was $1.4 million for the quarter versus a loss of $2.9 million for the same period in 1999. Chlorine selling prices have more than doubled from the first half of last year, improving Sunbelt’s profitablility. Also contributing to the improvement in operating income of the R&I segment were $5.0 million of synergies captured by OxyVinyls for the quarter, bringing the total for the first six months to $9.5 million.

Other

The Other segment operating loss for the second quarter increased from $0.6 million in 1999 to $3.4 million in 2000, primarily as a result of the reduced level of administrative and information technology support and services required by OxyVinyls and the corresponding reduction in the costs absorbed by the R&I segment. The Other segment operating loss also includes a $0.8 million charge in the second quarter related to the termination of the board of director’s pension plan.

For the first half of 2000, the Other segment operating loss increased to $8.2 million from $0.5 million in 1999 as a result of the lower level of services provided to OxyVinyls and the $0.8 million Director’s pension buy-out discussed above.

Capital Resources and Liquidity

Net cash used in operating and investing activities totaled $12.4 million in the first half of 2000, compared with cash provided of $78.6 in the first half of 1999. Operating activities used $20.6 million of cash, an increase in cash used of $74.6 million from the net cash provided by operating by operating activities of $54.0 million in 1999. The increase in cash used is due to $53.1 million of cash received in 1999 from the retained working capital of the PVC/VCM operations contributed to OxyVinyls. In addition, non-cash earnings of equity affiliates increased by $40.5 from 1999, as result of the formation of OxyVinyls. Operating working capital (accounts receivable and inventories less accounts payable) increased $30.6 million in the first six months of 2000. For the same period in 1999, operating working capital increased $46.2 million, including a build-up of working capital of the businesses acquired from OxyChem, which had minimal working capital at acquisition.

Investing activities for the first six months of 2000 include $22.1 million of cash distributions from equity affiliates compared with $1.9 million of distributions in 1999. Distributions of cash are primarily from OxyVinyls in 2000, and from Sunbelt in 1999. Capital expenditures totaled $13.9 million in the first half of 2000, compared with $22.2 million in 1999, which includes $4.0 million of capital expenditures related to the PVC/VCM operations prior to formation of OxyVinyls. For the year 2000, capital expenditures are expected to total approximately $40 to $45 million. In 1999, investing activities also include $27.0 million paid for the businesses acquired from OxyChem and $71.9 million of cash received upon formation of OxyVinyls.

Cash provided by financing activities in the first half of 2000 reflects an increase in short-term borrowings and payment of dividends. In 1999, financing activities include repayment of short-term borrowing from the proceeds received upon the formation of OxyVinyls, repayment of long-term debt prior to its scheduled maturity date to facilitate the OxyVinyls formation and payment of dividends and proceeds received from the exercise of stock options.

At June 30, 2000, the Company had unused short-term financing available under existing agreements totaling approximately $200 million. A $150 million revolving credit facility which was to expire in May 2000 was renewed for a 364 day period, expiring in May 2001. The Company’s outstanding short-term borrowings are primarily related to the purchase price of acquisitions in 1999. The Company had been actively pursuing refinancing of a portion of its short-term financing to long-term public debt; however, current market conditions in the public debt market have not been favorable; therefore, the Company postponed its intended public debt offering. The Company had incurred approximately $0.8 million of costs in connection with the intended public debt offering. These costs were written off in the second quarter of 2000 and are included in other expense in the consolidated income statement.

The Company believes it has sufficient funds to support dividends, debt service requirements, and normal capital and operating expenditures under existing credit facilities and other available permitted borrowings. The Company has assurances from banks and other lenders that short-term facilities to support operating and acquisition needs will be renewed or extended until long-term financing can be obtained at more favorable terms.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.

The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 2000 to approximate $3 million to $4 million. Certain factors that may affect these forward-looking comments are discussed under “Cautionary Note on Forward-Looking Statements.”

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At June 30, 2000, the Company had accruals totaling approximately $43 million to cover potential future environmental remediation expenditures, based on the best estimates prepared by its environmental engineers and consultant to cover probable future environmental expenditures related to previously contaminated sites. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual by as much as $15 million. The Company’s estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Further information related to the Company’s environmental liabilities is included in Note N to the Consolidated Financial Statements included in the Company’s 1999 Annual Report on Form 10-K.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for protection afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terms, such as “may,” “intends,” “will,” “expects,” “anticipates,” “estimates,” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company’s markets; (2) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM & chlor-alkali industries; (3) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (4) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (5) inability to achieve, or delays in achieving savings related to business consolidation and restructuring programs; (6) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (7) unanticipated delays in realizing, or inability to realize, expected costs savings from acquisitions; (8) unanticipated costs or difficulties related to completion of proposed transactions or the operation of the joint venture entities; (9) lack of day to day operating control, including procurement of raw material feedstock, of Oxy Vinyls LP; (10) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company’s products; (11) partial control over investment decisions and dividend distribution policy of the Oxy Vinyls LP: (12) inability to renew revolving credit facilities at market rates, resulting in proportionately higher interest expense; (13) inability to successfully integrate M.A. Hanna and Geon; (14) costs related to the proposed consolidation in excess of expectations; and (15) failure of Geon or M.A. Hanna stock holders to approve the proposed transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and the Company’s management of the exposure is included in “Management’s Analysis – Consolidated Balance Sheets” in the 1999 Annual Report on 10- K under the caption “Market Risk Disclosures.”

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 19, 2000. As described in the 2000 Proxy Statement, the following action was taken:

a)	The eight nominees for directors were elected. The votes for directors were as follows:

	Number of Shares	Number of Share
	Voted For	Votes Withheld

James K. Baker	20,711,303	326,643

Gale Duff-Bloom	20,717,822	320,124

J. Douglas Campbell	20,717,972	319,974

D. Larry Moore	20,717,872	320,074

R. Geoffrey Styles	20,711,403	326,543

Thomas A. Waltermire	20,708,760	329,186

Farah M. Walters	20,686,451	351,495

b)	Stockholders voted to reapprove The Geon Company Senior Executive Management Incentive Plan. Total votes in favor of the proposal were 19,505,058, opposed were 1,354,469, and 178,419 votes abstained.

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibit 27 — Financial Data Schedule

(b)	Reports on Form 8-K from April 1, 2000 through June 30, 2000:

•	Form 8-K filed on April 7, 2000 announcing that earnings for the first quarter were expected to be in line with analysts’ estimates.

•	Form 8-K filed on April 20, 2000 announcing the reconfiguration of the engineered films manufacturing operations.

•	Form 8-K filed on April 27, 2000 announcing the approval by the both Boards of Directors of a joint venture with Thai Plastic and Chemicals Public Company Limited.

•	Form 8-K filed on May 9, 2000, announcing approval of the formation of The Geon Company Share Ownership Trust by the Board of Directors.

•	Form 8-K filed on May 9, 2000, announcing the proposed consolidation with M.A. Hanna Company.

•	Form 8-K filed on June 6, 2000, announcing the senior management team of the company to be formed upon the consolidation of Geon and M.A. Hanna Company.

•	Form 8-K filed on June 20, 2000, announcing that the name of the company to be formed upon the consolidation of Geon with M.A. Hanna would be PolyOne Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2000	THE GEON COMPANY

/s/ W. D. Wilson Vice President and Chief Financial Officer, (Principal Financial Officer)

/s/ G. P. Smith Corporate Controller and Assistant Treasurer (Principal Accounting Officer)